Form 10-Q
period 1996-03-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1996-05-15
CIK 858801

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

	OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 33-32744


                CSA Income Fund IV Limited Partnership
        (Exact name of registrant as specified in its charter)


          Massachusetts                         04-3072449
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)


22 Batterymarch St., Boston, Massachusetts              02109
(Address of principal executive offices)            (Zip Code)


                         (617) 357-1700
        (Registrant's telephone number, including area code)


        Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes:   X    No:

PART I - FINANCIAL INFORMATION
CSA INCOME FUND IV LIMITED PARTNERSHIP

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL POSITION AS OF MARCH 31, 1996 (UNAUDITED) AND
DECEMBER 31, 1995
______________________________________________________________________

                                      (Unaudited)
                                      March 31, 1996    December 31, 1995
Assets

Cash and cash equivalents             $  1,641,268      $  6,795,047
Rents receivable                           376,033           369,887
Value added tax receivable                  81,137            89,913
Accounts receivable - affiliates           838,978           611,953
Remarketing receivable                        -               31,160

Rental equipment, at cost               76,738,294        77,469,983
Less accumulated depreciation          (49,488,645)      (51,633,820)
Net rental equipment                    27,249,649        25,836,163


 Total assets                         $ 30,187,065      $ 33,734,123

Liabilities and partners' capital

Accrued management fees               $     29,483      $     40,781
Accrued interest expense                    81,568           113,562
Accounts payable and accrued expenses       20,706            28,271
Accounts payable-equipment purchases        37,328            84,691
Accounts payable - affiliates                 -               85,240
Deferred income                            138,767           226,089
Sales tax payable                           17,791             9,697
Notes payable                           10,968,421        13,804,399
Limited recourse notes payable             571,064           580,901
 Total liabilities                      11,865,128        14,973,631

Partners' capital:
General Partner:
 Capital contribution                        1,000             1,000
 Cumulative net loss                       (27,078)          (32,930)
 Cumulative cash distributions            (256,872)         (246,635)
                                          (282,950)         (278,565)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs                 46,201,039        46,201,039
 Cumulative net loss                    (2,680,783)       (3,260,165)
 Cumulative cash distributions         (24,915,369)      (23,901,817)
                                        18,604,887        19,039,057

Total partners' capital                 18,321,937        18,760,492

Total liabilities and
partners' capital                     $ 30,187,065      $ 33,734,123

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1996 AND 1995
______________________________________________________________________

                                         1996              1995
Revenues:
 Rental income                       $ 4,410,873       $ 5,675,740
 Interest income                          48,865            88,412
 Gain on sale of equipment               298,674            58,931
 Net gain on foreign currency
  transactions                             2,037            43,261
    Total revenues                     4,760,449         5,866,344

Costs and expenses:
 Depreciation and amortization         3,456,794         4,772,013
 Interest                                319,035           521,442
 Management fees                         312,035           330,250
 General and administrative               87,351           100,450
    Total expenses                     4,175,215         5,724,155

Net income                           $   585,234       $   142,189

Net income allocation:
 General Partner                     $     5,852       $     1,422
 Limited Partners                        579,382           140,767
                                     $   585,234       $   142,189


Net income per weighted average
  Limited Partnership Unit           $      1.14       $      0.28

Number of weighted average
 Limited Partnership Units               506,776           506,776

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1996 AND 1995
______________________________________________________________________
                                       1996                  1995
Cash flows from operations:
 Cash received from rental
  of equipment                      $  3,906,380      $  6,311,345
 Cash paid for operating and
  management expenses                   (410,154)         (382,701)
 Interest paid                          (285,140)         (469,615)
Interest received                         48,865            88,412
  Net cash from operations             3,259,951         5,547,441

Cash flow from investments:
 Value added tax                           8,776          (104,160)
 Purchase of equipment                (5,112,874)       (1,155,436)
 Sale of equipment                       607,335         2,753,419
  Net cash provided by
    (used for) investments            (4,496,763)        1,493,823

Cash flows from financing:
 Equipment purchases payable             (47,363)         (419,903)
 Proceeds from notes payable                -            2,746,765
 Repayment of notes payable           (2,845,815)       (3,092,908)
 Payment of cash distributions        (1,023,789)       (1,023,790)
  Net cash used for
    financing                         (3,916,967)       (1,789,836)

Net change in cash
 and cash equivalents                 (5,153,779)        5,251,428
Cash and cash equivalents
 at beginning of period                6,795,047         1,967,270
Cash and cash equivalents
 at end of period                   $  1,641,268      $  7,218,698

CSA INCOME FUND IV LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS
______________________________________________________________________

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Gross rental income was $4,410,873 and $5,675,740 and net income was $585,234 and $142,189 for the quarters ended March 31, 1996 and 1995, respectively. The decrease in rental income is due to expiring leases and the sale of equipment from the Partnership's portfolio as well as additional investment in sales agency agreements which provide for equity in residual values of equipment but provide no current rental revenue or debt service requirements to the Partnership. The decrease in revenue was more than offset by lower levels of depreciation which was the result of the use of accelerated methods of depreciation for certain equipment in prior years and the remarketing of fully-depreciated equipment.

The Partnership generated $3,867,286 in cash flow from operations and from the sale of equipment during the three months ended
March 31, 1996. This cash along with cash on hand was used to purchase equipment, repay debt and pay cash distributions to the partners. The Partnership acquired $5,112,874 of additional equipment, repaid $2,845,815 of notes payable and made cash distributions to partners of $1,023,789.

The Partnership paid distributions of $.67 per limited partnership unit on the 15th of January, February and March 1996. To date, the Partnership has made cash distributions to the Limited Partners ranging from 37% to 59% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased.

Management, on a periodic basis, reviews the Partnership's projected performance. Though the most recent review indicates that revenues generated by the Partnership from certain lease renewals and remarketings after the initial lease terms have been lower than anticipated, as a result of more rapid obsolescence in high technology equipment, based on an analysis of the remaining assets in the Partnership's portfolio, the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon. However, the magnitude of the return may be lower than originally anticipated at the inception of the Partnership. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution and the General Partner intends to pursue additional lease investment opportunities to increase the Partnership's distributions.

CSA INCOME FUND IV LIMITED PARTNERSHIP
PART II
________________________________________________________________________

Item 1 - Legal Proceedings
	None

Item 2 - Changes in Securities
	None

Item 3 - Defaults Upon Senior Securities
	None

Item 4 - Submission of Matters to a Vote of Security Holders
	None

Item 5 - Other Information
	None

Item 6 - Exhibits and Reports on Form 8-K

	(a)  Exhibits - Exhibit 27. Financial Data Schedule.

	(b) Reports on Form 8-K - No reports have been filed on Form 8-K during this quarter.

SIGNATURES
______________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CSA Income Fund IV Limited
                        Partnership (Registrant)
                       By its General Partner,
                        CSA Lease Funds, Inc.




Date: 5/14/96                       /s/ J. Frank Keohane
                                     J. Frank Keohane
                                     President and
                                     Principal Executive Officer


Date: 5/14/96                      /s/ Richard F. Sullivan
                                    Richard F. Sullivan
                                    Vice President,
                                    Principal Accounting and
                                    Finance Officer