Form 10-Q
period 1996-06-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1996-08-15
CIK 858801

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996

     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number 33-32744

                CSA Income Fund IV Limited Partnership
       (Exact name of registrant as specified in its charter)


          Massachusetts                    04-3072449
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)       Identification No.)


22 Batterymarch St. Boston, Massachusetts                  02109
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

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL POSITION AS OF JUNE 30, 1996 (UNAUDITED) AND
DECEMBER 31, 1995
______________________________________________________________________
                                  (Unaudited)
                                  June 30,             December 31,
                                  1996                 1995
Assets

Cash and cash equivalents         $  1,780,647         $  6,795,047
Rentals receivable                   1,403,584              369,887
Value added tax deposits                80,894               89,913
Accounts receivable - affiliates       726,472              611,953
Remarketing receivable                    -                  31,160

Rental equipment, at cost           79,348,544           77,469,983
Less accumulated depreciation      (51,189,463)         (51,633,820)
 Net rental equipment               28,159,081           25,836,163

Total assets                      $ 32,150,678         $ 33,734,123

Liabilities and partners' capital

Accrued management fees           $    138,029         $     40,781
Accrued interest expense                81,568              113,562
Accounts payable                        30,095               37,968
Accounts payable - equipment           426,483               84,691
Accounts payable - affiliates        1,770,783               85,240
Deferred income                         20,757              226,089
Notes payable                       11,298,134           13,804,399
Limited recourse notes payable         571,704              580,901
Total liabilities                   14,337,553           14,973,631

Partners' capital:
General Partner:
 Capital contribution                    1,000                1,000
 Cumulative net loss                   (21,928)             (32,930)
 Cumulative cash distributions        (267,111)            (246,635)
                                      (288,039)            (278,565)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039           46,201,039
 Cumulative net loss                (2,170,954)          (3,260,165)
 Cumulative cash distributions     (25,928,921)         (23,901,817)
                                    18,101,164           19,039,057
Total partners' capital             17,813,125           18,760,492

Total liabilities and
  partners' capital               $ 32,150,678         $ 33,734,123

STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1996 AND 1995
______________________________________________________________________
                             THREE MONTHS               SIX MONTHS
                           1996        1995         1996        1995
Revenues:
 Rental income        $ 5,649,629 $ 4,964,934  $10,060,502 $10,640,674
 Interest income            8,093      85,173       56,958     173,585
 Gain on sale
  of equipment             43,228      82,021      341,902     140,952
 Net gain (loss) on
  foreign currency         (7,676)     51,751       (5,639)     95,012
   Total revenues       5,693,274   5,183,879    10,453,723 11,050,223


Costs and expenses:
 Depreciation and
  amortization         4,448,005    4,381,161     7,904,799  9,153,174
 Interest                252,963      508,517       571,998  1,029,959
 Management fees         423,892      356,035       735,927    686,285
 General and
  administrative          53,436      120,209       140,787    220,659
   Total expenses      5,178,296    5,365,922     9,353,511 11,090,077

Net income (loss)    $   514,978   $ (182,043)  $ 1,100,212 $ (39,854)

Net income (loss)
 allocation:
  General Partner    $    5,150    $  (1,821)   $    11,002 $    (399)
  Limited Partners      509,828     (180,222)     1,089,210   (39,455)
                     $  514,978    $(182,043)   $ 1,100,212 $ (39,854)


Net income (loss) per
 Limited Partnership
 Unit                $     1.01    $  (  .36)    $     2.15 $   ( .08)

Number of Limited
 Partnership Units      506,776       506,776       506,776    506,776

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1996 AND 1995
______________________________________________________________________
                            THREE MONTHS               SIX MONTHS
                          1996        1995         1996        1995
Cash flows from
 operations:
  Cash received from
   rental of
   equipment         $ 4,475,271 $ 6,060,020  $ 8,775,500 $11,190,664
  Cash paid for
   operating and
   management
   expenses             (377,184)   (609,513)    (787,338)   (992,214)
  Interest paid         (209,766)   (501,117)    (494,906)   (970,732)
  Interest received        8,093      85,173       56,958     173,585
   Net cash from
    operations         3,896,414   5,034,563    7,550,214    9,401,303

Cash flow from
 investments:
  Value added tax            243     (26,420)       9,019    (130,580)
  Purchase of
   equipment          (5,570,090)   (288,071) (10,682,964) (1,443,507)
  Sale of equipment      233,806     132,262      841,141   2,885,681
    Net cash from
    (used for)
    investments       (5,336,041)   (182,229)  (9,832,804)  1,311,594

Cash flows from
 financing:
  Change in amounts due
   to/from affiliates  1,883,289    (603,432)   1,571,023     577,269
  Accounts payable -
   equipment purchases   389,155     (17,906)     341,792    (437,809)
  Proceeds from notes
   payable             3,274,476   1,050,007    3,274,476   3,796,772
  Repayment of notes
   payable            (2,944,123) (4,495,541)  (5,871,521)( 7,588,449)
  Payment of cash
   distributions      (1,023,791) (1,023,789)  (2,047,580) (2,047,579)
    Net cash from
     (used for)
     financing         1,579,006  (5,090,661)  (2,731,810) (5,699,796)

Net change in cash and
 cash equivalents       139,379    (238,327)  (5,014,400)  5,013,101
Cash and cash
 equivalents at
 beginning of period  1,641,268   7,218,698    6,795,047   1,967,270
Cash and cash
 equivalents at
 end of period      $ 1,780,647 $ 6,980,371  $1,780,647  $ 6,980,371

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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Rental income was $5,649,629 and $4,964,934 for the quarters ended June 30, 1996 and 1995, respectively. Net income for the second quarter of 1996 was $514,978 compared to a net loss of $182,043 for the same quarter in 1995. For the six months ended June 30, 1996 and 1995, rental income was $10,060,502 and $10,640,674, respectively. Net income for the six months ended June 30, 1996 was $1,100,212 compared to a net loss of $39,854 during the corresponding period in 1995. Rental income increased significantly in the second quarter of 1996 due, in part, to the finalization of certain lease negotiations resulting in the recognition of $490,403 in back rents which after provisions for depreciation and other related expenses increased net income for the second quarter by $78,678. The three and six month periods ended June 30,1996 also benefited from lower levels of depreciation which were the result of the use of accelerated methods of depreciation for a portion of the Partnership's portfolio in prior years and the remarketing of fully depreciated equipment.

The Partnership generated $8,391,355 from operations and sales of equipment during the six months ended June 30, 1996. During this period, the Partnership used these funds, funds received from debt financings and cash on hand to acquire additional equipment of $10,682,964, make payments on notes payable of $5,871,521 and make distributions to partners of $2,047,580.

The Partnership paid distributions of $.67 per Limited Partnership unit on the 15th of April, May, and June 1996. To date, the Partnership has made cash distributions to the Limited Partners ranging from 39% to 61% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions for as long as the equipment continues to be leased.

Management, on a periodic basis, reviews the Partnership's projected performance. The most recent review indicates that revenues generated by the Partnership from certain lease renewals and remarketings after the initial lease terms have been lower than anticipated, as a result of more rapid obsolescence in high technology equipment. Based on an analysis of the remaining assets in the Partnership's portfolio, the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon. However, the magnitude of the return may be lower than originally anticipated at the inception of the Partnership. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution and the General Partner intends to pursue additional lease investment opportunities to increase the Partnership's distributions.

CSA INCOME FUND IV LIMITED PARTNERSHIP
PART II
______________________________________________________________________

Item 1 - Legal Proceedings
     None

Item 2 - Changes in Securities
     None

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a )Exhibits - Exhibit 27.  Financial Data Schedule.

(     b) Reports on Form 8-K - No reports have been filed on Form 8-K during this quarter.

SIGNATURES
______________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CSA Income Fund IV Limited Partnership
                        Partnership (Registrant)
                       By its General Partner,
                        CSA Lease Funds, Inc.





Date: August 13, 1996                   /s/ J. Frank Keohane
                                       President and
                                       Principal Executive Officer


Date: August 13, 1996                   /s/ Richard F. Sullivan
                                       Vice President
                                       Principal Accounting and
                                       Finance Officer