Form 10-Q
period 1996-09-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1996-11-15
CIK 858801

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

	OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number 33-32744


                CSA Income Fund IV Limited Partnership
       (Exact name of registrant as specified in its charter)


          Massachusetts                    04-3072449
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)       Identification No.)


22 Batterymarch St., Boston  Massachusetts              02109
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

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL POSITION AS OF SEPTEMBER 30, 1996 (UNAUDITED)
AND DECEMBER 31, 1995
______________________________________________________________________
                                  (Unaudited)
                                  SEPTEMBER 30,        December 31,
                                  1996                 1995
Assets

Cash and cash equivalents         $  1,699,242         $  6,795,047
Rentals receivable                     809,367              369,887
Value added tax deposits               149,397               89,913
Accounts receivable-affiliates         152,651              611,953
Remarketing receivable                 102,647               31,160

Rental equipment, at cost           74,191,126           77,469,983
Less accumulated depreciation      (50,017,084)         (51,633,820)
 Net rental equipment               24,174,042           25,836,163

  Total assets                    $ 27,087,346         $ 33,734,123

Liabilities and partners' capital

Liabilities:
 Accrued management fee           $     54,277         $     40,781
 Accrued interest expense               81,568              113,562
 Accounts payable                       44,343               37,968
 Accounts payable - equipment             -                  84,691
     Accounts payable - affiliates     527,985               85,240
 Deferred income                        20,603              226,089
 Notes payable                       8,856,448           13,804,399
 Limited recourse notes payable        570,471              580,901
  Total liabilities                 10,155,695           14,973,631

Partners' capital:
 General Partner:
  Capital contribution                   1,000                1,000
  Cumulative net loss                  (20,505)             (32,930)
  Cumulative cash distributions       (277,348)            (246,635)
                                      (296,853)            (278,565)
 Limited Partners (506,776 units):
  Capital contributions,
   net of offering costs            46,201,039           46,201,039
  Cumulative net loss               (2,030,062)          (3,260,165)
  Cumulative cash distributions    (26,942,473)         (23,901,817)
                                    17,228,504           19,039,057
  Total partners' capital           16,931,651           18,760,492
   Total liabilities and
   partners' capital             $  27,087,346         $ 33,734,123

STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTH
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
______________________________________________________________________
                             THREE MONTHS               NINE MONTHS
                           1996        1995         1996        1995
Revenues:
Rental income         $ 4,273,790 $ 4,895,085  $14,334,291 $15,535,759
Interest income            19,803     157,472       76,761     331,057
Gain (loss) on sale
 of equipment            (395,052)    139,834      (53,150)    280,786
Net gain (loss) on
 foreign currency         (14,594)     28,356      (20,233)    123,368
  Total revenues        3,883,946   5,220,747   14,337,669  16,270,970


Costs and expenses:
Depreciation and
 amortization           3,061,845   4,095,392   10,966,644  13,248,566
Interest                  239,327     303,709      811,325   1,333,668
Management fees           358,528     330,790    1,094,454   1,017,075
General and
 administrative            81,931      90,609      222,718     311,268
  Total expenses        3,741,631   4,820,500   13,095,141  15,910,577

Net income            $   142,315  $  400,247  $ 1,242,528 $   360,393

Net income allocation:
 General Partner      $     1,423  $    4,002  $    12,425 $     3,604
 Limited Partners         140,892     396,245    1,230,103     356,789
                      $   142,315  $  400,247  $ 1,242,528 $   360,393


Net income per
Limited Partnership
Unit                  $       .28  $     0.78  $      2.43 $      0.70

Number of Limited
Partnership Units         506,776     506,776      506,776     506,776

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND NINE MONTH
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
______________________________________________________________________
                            THREE MONTHS               NINE MONTHS
                          1996        1995         1996        1995
Cash flows from
 operations:
  Cash received from
   rental of
   equipment         $ 4,864,625 $ 4,968,651  $13,667,471 $16,159,315
  Cash paid for
   operating and
   management
   expenses             (509,962)   (427,194)  (1,297,300) (1,419,408)
  Interest paid         (239,327)   (467,722)    (843,319) (1,438,454)
  Interest received       19,803     157,472       76,761     331,057
  Net cash from
    operations         4,135,139   4,231,207   11,603,613  13,632,510

Cash flow from
 investments:
  Value added tax        (68,502)    142,649      (59,483)     12,069
  Purchase of equipment (708,686)   (995,198) (11,391,650) (2,438,705)
  Sale of equipment    1,122,812   1,655,081    1,964,110   4,540,762
  Net cash used from
   investments           345,624     802,532   (9,487,023)  2,114,126

Cash flows from
 financing:
  Change in amounts due
   to/from affiliates   (668,977)    773,037      902,046   1,350,306
  Accounts payable
   equipment purchase   (426,483)   (614,513)     (84,691) (1,052,322)
  Proceeds from notes
   payable               587,234     449,382    3,861,710   4,246,154
  Repayment of notes
   payable            (3,030,153) (4,438,998)  (8,820,091)(12,023,447)
  Payment of cash
   distributions      (1,023,789) (1,023,791)  (3,071,369) (3,071,370)
  Net cash
    used for
    financing         (4,562,168) (4,850,883)  (7,212,395)(10,550,679)

Net change in cash and
  cash equivalents       (81,405)    182,856   (5,095,805)  5,195,957
Cash and cash equivalents
  at beginning
  of period            1,780,647   6,980,371    6,795,047   1,967,270
Cash and cash equivalents
  at end of period    $1,699,242 $ 7,163,227   $1,699,242 $ 7,163,227

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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Gross rental income was $4,273,790 and $4,895,085 and net income was $142,315 and $400,247 for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, gross rental income was $14,334,291 and $15,535,759 and net income was $1,242,528 and $360,393, respectively. The decrease in gross rental income during 1996 is due to expiring leases and the sale of equipment from the Partnership's portfolio as well as additional investment in sales agency agreements which provide for equity in residual values of equipment but provide no current rental revenue or debt service requirements to the Partnership. Both the three and nine month periods ended September 30, 1996 benefited from lower levels of depreciation which were the result of the use of accelerated methods of depreciation for a portion of the Partnership's portfolio in prior years and the remarketing of fully depreciated equipment. However, this benefit was substantially offset in the third quarter of 1996 by realized losses on the sales of certain equipment whose value was negatively affected by the manufacturer's introduction of more technologically advanced equipment. Additionally, interest income was lower during 1996 as a result of lower cash balances available for investment.

The Partnership generated $13,567,723 from operations and sales of equipment during the nine months ended September 30, 1996. The Partnership used these funds, proceeds from notes payable and cash on hand to acquire additional equipment of $11,391,650, make scheduled payments on notes payable of $8,820,091 and make distributions to partners of $3,071,369.

The Partnership paid distributions of $.67 per Limited Partner unit on the 15th of July, August and September 1996. To date, the Partnership has made cash distributions to the Limited Partners ranging from 41% to 63% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions for as long as the equipment continues to be leased.

Management, on a periodic basis, reviews the Partnership's projected performance. The most recent review indicates that revenues generated by the Partnership from certain lease renewals and remarketings after the initial lease terms have been lower than anticipated, as a result of more rapid obsolescence in high technology equipment. Based on an analysis of the remaining assets in the Partnership's portfolio, the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon, however, the magnitude of the return may be lower than originally anticipated at the inception of the Partnership. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution and the General Partner intends to pursue additional lease investment opportunities to increase the Partnership's distributions.

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



                       CSA Income Fund IV Limited Partnership
                        Partnership (Registrant)
                       By its General Partner,
                        CSA Lease Funds, Inc.





Date: November 14, 1996                /s/ J. Frank Keohane
                                       President and
                                       Principal Executive Officer


Date: November 14, 1996                /s/ Richard F. Sullivan
                                       Vice President
                                       Principal Accounting and
                                       Finance Officer