Form 10-K
period 1996-12-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1997-03-31
CIK 858801

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended            Commission file number 33-32744
December 31,1996

                  CSA Income Fund IV Limited PartnershiP
            (Exact name of registrant as specified in its charter)

        Massachusetts                                No. 04-3072449
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

22 Batterymarch St., Boston, MA                            02109
(Address of principal executive                           Zip Code
           offices)

Registrant's telephone number, including area code:     (617) 357-1700
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     506,776
             Units of Limited Partnership Interest

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares outstanding of each registrant's classes of securities:

                                                   Number of Units
    Title of Each Class                            at December 31, 1996
Units of Limited Partnership                       506,776
Interest:  $100 per unit

                  DOCUMENTS INCORPORATED BY REFERENCE
            Portions of Part IV are incorporated by reference
              to Amendment No. 1 to Form S-1 and Form S-1,
                    Registration No. 33-32744

The exhibit index is located on pages 18 and 19.

                                  Part I

Item 1.  Business

CSA Income Fund IV Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of The Massachusetts
Uniform Limited Partnership Act. The Partnership is composed of CSA Lease Funds, Inc. (an affiliate of CSA Financial Corp.), the sole General Partner, and as of December 31, 1996, 2,771 Limited Partners owning 506,776 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners totaled $50,677,600. The Partnership was formed on December 21, 1989 and commenced operations on April 18, 1990.

The Partnership was organized to engage in the business of acquiring income-producing equipment for investment. The Partnership's principal objectives are:

1.  To acquire and lease Equipment, primarily through Operating
    Leases, to generate income during its entire useful life;

2. To provide monthly distributions of cash to the Limited Partners from leasing revenues and from the proceeds of sale or other disposition of Partnership Equipment;

3. To reinvest in additional Equipment a portion of lease revenues and a substantial portion of Cash From Sales and Refinancing during the first years of the Partnership's operations.

The Partnership was formed primarily for investment purposes and not as a "tax shelter".

The Partnership shall terminate on December 31, 2014 unless sooner terminated.

The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Selection of the Equipment for purchase and lease is based principally on the General Partner's evaluation of the usefulness of the Equipment in commercial or industrial applications and its estimate of the potential demand for the equipment at the end of the initial lease term.

The Partnership's equipment may include:

1. New and reconditioned computer peripheral equipment, computer terminal systems and data processing systems primarily manufactured by International Business Machines, Inc. (IBM) and qualified for
    IBM maintenance.

2. New telecommunications and telecomputer equipment consisting primarily of private automated branch exchanges (PBX's), advanced high-speed digital telephone switching devices, voice/data transmission devices and telephone/computer networks as well as telephone handsets and facsimile transmission products.

3. New office equipment consisting primarily of photocopying and graphic processing equipment.

4. New highway transportation equipment and new and reconditioned air transportation equipment consisting primarily of tractors, trailers, trucks, intermodal equipment, railroad rolling stock, passenger vehicles and corporate or commercial aircraft.

5. Miscellaneous other types of equipment which meet the investment objectives of the Partnership.

The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers, dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.

As of December 31, 1996, substantially all of the remaining equipment in the Partnership's portfolio was leased under 149 separate leases to 97 lessees. The lessees providing at least 10% of total revenues during 1996 are as follows:

             U S Sprint                           20%
             Perot Systems Europe Limited         15%

As of December 31, 1996, approximately 26% of the Partnership's equipment portfolio (based on cost) has been leased outside the United States. The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

Item 2.  Properties

The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner, CSA Lease Funds, Inc. ("CLF"), has exclusive control over all aspects of the business of the Partnership, including provision of any necessary office space. As such, CLF will be compensated through Management fees and reimbursement of General and Administrative costs related to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner, however, will be any of the following: (1) Expenditures for rent or utilities; (2) Capital equipment and the related depreciation; and (3) Certain other administrative items.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                               PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

a. The Partnership's limited partnership interests are not publicly traded. There is no active market for the Partnership's limited partnership interests and it is unlikely that one will develop.

b.  Approximate Number of Equity Security Holders:

               Title of Class               Number of Limited Partners
    Units of Limited Partnership Interests      as of 12/31/96
                506,776                           2,771

Item 6.  Selected Financial Data - unaudited

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. The information should be used in conjunction with the Financial Statements and Notes thereto, and the General Partner's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Item 7 and 8 of this Report.


                (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
              Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
               Dec. 31,     Dec. 31,     Dec. 31,      Dec. 31,    Dec. 31,
               1996          1995         1994         1993        1992

Total
 Revenues     $ 17,641   $ 21,917      $ 21,735      $ 23,745  $ 29,263

Net Income/
 (Loss)          1,772        858         2,356         1,148    (1,217)

Net Income/
 (Loss) per
  Limited
 Partnership
  Unit            3.46       1.68          4.60          2.24     (2.40)

Total Assets    25,498     33,734        48,111        44,448    44,877

Notes Payable    7,573     13,804        23,329        17,846    16,435

Limited
 Recourse
 Notes Payable     229        581          757

Cash Distribution
 per
  Limited
  Partnership
  Unit
  Outstanding   $ 8.00    $  8.00     $  8.00        $ 9.68    $  11.88

Item 7.  General Partner's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Gross rental income for the years ended December 31, 1996, 1995 and 1994 was $17,428,344, $20,213,456 and $21,256,476, respectively.
The decrease in rental income is due to expiring leases and the sale of equipment from the Partnership's portfolio as well as investments in sales agency agreements which provide for equity in residual values of equipment but provide no current rental revenue or debt service requirements to the Partnership.

Net income for the years ended December 31, 1996, 1995 and 1994 was $1,772,216, $857,812 and $2,356,457, respectively. The increase in net income in 1996 is primarily attributable to lower levels of depreciation which were the result of the use of accelerated methods of depreciation for a portion of the Partnership's portfolio in prior years and the remarketing of fully depreciated equipment. The decrease in income in 1995 was the combined result of the lower rental revenues discussed above and a $1,648,268 increase in depreciation expense related to a large portfolio purchase on September 1, 1994. Depreciation and amortization expense for 1996, 1995 and 1994 was $13,095,023, $17,736,910 and $16,088,642, respectively.

Interest income for 1996, 1995 and 1994 was $90,473, $480,899, and $322,613, respectively. The decrease in 1996 was primarily due to a lower cash balance available for investment. Interest expense was $1,065,689, $1,662,201, and $1,541,450 for the years ended December
31, 1996, 1995, and 1994, respectively. Net income was also affected by the gain on the sale of equipment of $108,293, $1,113,423 and $86,120 for the years ended 1996, 1995 and 1994, respectively. The large increase in 1995 was primarily related to the early termination of a lease by a lessee.

Liquidity and Capital Resources

During 1996, the Partnership generated $14,060,304 in cash flow from operations and $2,994,079 from the sale of equipment. The Partnership utilized these funds, proceeds from notes payable and cash on hand to acquire additional equipment of $13,050,318, reduce outstanding notes payable by $10,598,644 and make cash distributions of $4,095,160.

As of December 31, 1996, the Partnership did not have any material amount of equipment off lease and in storage.

The Partnership's liquidity is determined by cash from operations provided by the leases currently in place. It is expected that this cash flow will be sufficient to service outstanding debt and to pay monthly distributions to the partners and to meet any other commitments and obligations which may arise in the ordinary course of business. The Partnership's future liquidity will be dependent upon the addition of leased equipment, the sale and/or re-lease of equipment as it comes off lease and the level of debt service.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 43% to 65% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased.

On an annual basis, management reviews the Partnership's projected performance. Though revenues generated by the Partnership from certain lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of more rapid obsolescence in high technology equipment, the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited partners and a return thereon. However, the magnitude of the return may be lower than originally anticipated at the inception of the Partnership. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution and the General Partner intends to pursue additional lease investment opportunities to increase the Partnership's distributions.

Quarterly Financial Data - unaudited



Summarized unaudited quarterly financial data for the years ended December
31, 1996 and 1995 are as follows:

1996 Quarter Ended:         12/31        9/30          6/30         3/31
Total Revenues         $3,303,325    $3,883,946   $5,693,274   $4,760,449
Net Income *              529,689       142,315      514,978      585,234
Net Income
  Per Limited
  Partnership Unit
  Outstanding                1.03           .28         1.01         1.14
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding                2.00          2.00         2.00         2.00

1995 Quarter Ended:         12/31          9/30         6/30         3/31
Total Revenues         $5,646,249    $5,220,747   $5,183,879   $5,866,344
Net Income (loss) *       497,419       400,247     (182,043)     142,189
Net Income (loss) *
  Per Limited
  Partnership Unit
  Outstanding                 .98           .78         (.36)         .28
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding                2.00          2.00         2.00         2.00

* The fourth quarter of 1996 includes a charge to expense of $300,000 for adjustments to anticipated residual values. The corresponding amount for the fourth quarter of 1995 was $445,686.

Item 8.  Financial Statements


                 CSA Income Fund  IV Limited Partnership
                       Index to Financial Statements


Independent Auditors' Report

Statements of Financial Position
as of December 31, 1996 and 1995

Statements for the Years Ended
December 31, 1996, 1995 and 1994


   Operations

   Cash Flows

   Changes in Partners' Capital (Deficit)

Notes to Financial Statements

                      INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund IV Limited Partnership


We have audited the accompanying statements of financial position of CSA Income Fund IV Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, cash flow, and changes in partners' capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund IV Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.





                            \s\ Sullivan Bille, P.C.



Boston, Massachusetts
March 26, 1997


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      Statements of Financial Position as of
                         December 31, 1996 and 1995
Assets                                  1996                   1995
Cash and cash equivalents          $ 1,187,208             $ 6,795,047
Rentals receivable                     872,371                 369,887
Value added tax receivable              80,511                  89,913
Accounts receivable-affiliates         416,589                 611,953
Other receivable                       153,817                  31,160

Rental equipment, at cost           59,434,351               77,469,983
Less accumulated depreciation      (36,646,360)             (51,633,820)

     Net rental equipment           22,787,991               25,836,163

     Total assets                  $25,498,487              $33,734,123

Liabilities and Partners' Capital
Accrued management fees            $    54,316               $   40,781
Accrued interest expense                69,655                  113,562
Accounts payable                        28,701                   37,968
Accounts payable
  equipment purchases                                            84,691
Accounts payable - affiliates        1,032,127                   85,240
Deferred income                         74,545                  226,089
Notes payable                        7,573,033               13,804,399
Limited recourse notes payable         228,562                  580,901
Total liabilities                    9,060,939               14,973,631
Partners' capital:
  General Partner:
   Capital contribution                  1,000                    1,000
   Cumulative net loss                 (15,208)                  (32,930)
   Cumulative cash distributions      (287,587)                 (246,635)
                                      (301,795)                 (278,565)

  Limited Partners (506,776 units):
   Capital contributions net of
    offering costs                  46,201,039                46,201,039
   Cumulative net loss              (1,505,671)               (3,260,165)
   Cumulative cash distributions   (27,956,025)              (23,901,817)
                                    16,739,343                19,039,057

   Total partners' capital          16,437,548                18,760,492
Total liabilities and
     partners' capital             $25,498,487               $33,734,123

             See accompanying notes to financial statements

                    CSA INCOME FUND IV LIMITED PARTNERSHIP
                          Statements of Operations
             for the years ended December 31, 1996, 1995 and 1994

                                1996              1995               1994
Revenue:
  Rental income           $17,428,344        $20,213,456        $21,256,476
  Interest income              90,473            480,899            322,613
  Gain on sale of
   equipment                  108,293          1,113,423             86,120
  Net gain on foreign
   currency transactions       13,884            109,441             69,685

     Total revenue         17,640,994         21,917,219         21,734,894

Expenses:
  Depreciation and
   amortization            13,095,023         17,736,910         16,088,642
  Interest                  1,065,689          1,662,201          1,541,450
   Management fee           1,399,993          1,340,804          1,360,153
  General and administrative  308,073            319,492            388,192

     Total expenses        15,868,778         21,059,407         19,378,437

  Net income              $ 1,772,216       $    857,812        $ 2,356,457

Net income allocation:
  General Partner        $    17,722         $     8,578        $    23,565
  Limited Partners         1,754,494             849,234          2,332,892

                         $ 1,772,216         $   857,812        $ 2,356,457

Net income per
  Limited Partnership Unit     3.46                 1.68               4.60

Number of
Limited Partnership units

outstanding                 506,776              506,776            506,776

               See accompanying notes to financial statements


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                      Statements of Cash Flows for the
                years ended December 31, 1996, 1995 and 1994
                              1996               1995                 1994
Cash flows from
 operations:
  Cash received
   from rental
   of equipment           $16,783,224        $21,895,109         $21,918,305
  Cash paid for
   operating and
   management expenses     (1,703,797)        (1,831,571)         (3,739,726)
  Interest paid            (1,109,596)        (1,742,436)         (1,640,860)
  Interest received            90,473            480,899             322,613


  Net cash from operations  14,060,304        18,802,001          16,860,332

Cash flows from
 investments:
  Value added tax
   deposits                      9,402           (20,001)             10,291
  Purchase of equipment    (13,050,318)       (6,158,563)        (30,234,604)
  Sale of equipment          2,994,079         6,434,150             966,870

  Net cash (used for)
   provided
   by investments          (10,046,837)          255,586         (29,257,443)

Cash flows from
 financing:

  A/P equipment
   purchases                   (84,691)         (967,631)             967,631
  Advances to/
   from affiliates           1,142,250           533,817             (360,149)
  Proceeds from
   notes payable             4,014,939         5,985,266           17,652,202
  Repayment of
   notes payable           (10,598,644)      (15,686,102)         (11,412,212)
  Payment of cash
   distributions           ( 4,095,160)       (4,095,160)          (4,095,161)

  Net cash (used
   for) provided
   by financing             (9,621,306)      (14,229,810)           2,752,311

Net change in cash and
  cash equivalents          (5,607,839)        4,827,777           (9,644,800)

Cash and cash equivalents
  at beginning of year       6,795,047         1,967,270           11,612,070

Cash and cash equivalents
  at end of year           $ 1,187,208       $ 6,795,047          $ 1,967,270

                 See accompanying notes to financial statements


                  CSA INCOME FUND IV LIMITED PARTNERSHIP
           Statement of Changes in Partners' Capital (Deficit)
            for years ended December 31, 1996, 1995, and 1994

                              Limited              General
                              Partners             Partner          Total
Balance at
 December 31, 1993         $23,965,348         $  (228,804)     $23,736,544

Net income                   2,332,892              23,565        2,356,457

Cash distributions          (4,054,209)           ( 40,952)      (4,095,161)

Balance at
 December 31, 1994          22,244,031            (246,191)      21,997,840

Net income                     849,234               8,578          857,812

Cash distributions          (4,054,208)           ( 40,952)      (4,095,160)

Balance at
 December 31, 1995          19,039,057            (278,565)      18,760,492

Net income                   1,754,494              17,722        1,772,216

Cash distributions          (4,054,208)           ( 40,952)      (4,095,160)

Balance at
 December 31, 1996         $16,739,343         $  (301,795)     $16,437,548

            See accompanying notes to financial statements.

                   CSA INCOME FUND IV LIMITED PARTNERSHIP
                         Notes to Financial Statements
                            December 31, 1996

(1)  Organization

CSA Income Fund IV Limited Partnership ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on December
21, 1989 with an initial investment of $1,000, from its sole General Partner, CSA Lease Funds, Inc. and the purchase of 10 Limited Partnership Units at $100 each by an initial Limited Partner. The Partnership's primary activity is to invest in equipment to be leased to third parties. On February 22, 1990, the Partnership began its offering of Limited Partnership Units. The Partnership commenced operations on April
18, 1990. As of December 31, 1996, the Partnership has 506,776 units of Limited Partnership interest outstanding representing aggregate capital contributions of $50,677,600.

Distributable cash from operations, sales or refinancing and profits or losses for federal income tax purposes are allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and thereafter, 85% and 15% respectively. Payout is achieved when the aggregate amount of all distributions to the Limited Partners equals the amount of the Limited Partners' original invested capital plus a cumulative 9% annual return (compounded daily) on unreturned invested capital.

In accordance with the Partnership Agreement, the Partnership is liable to the General Partner (or its affiliates) for management fees calculated at 5% of gross rental revenues and to certain reimbursable operating expenses subject to limitations stated in the Partnership Agreement.

(2)  Significant Accounting Policies

The Partnership records are maintained on the accrual basis of accounting.

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual value of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. The Partnership records additional charges to depreciation expense when net book values exceed estimated realizable values. In connection with this review for the years ended December 31, 1996, 1995 and 1994 the Partnership recorded additional charges of $300,000, $445,686 and $826,341, respectively, to depreciation expense.

Deferred income represents prepaid rentals received for active leases that are recognized when earned.

No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partners' individual taxable income or loss as reported on form
K-1. Partnership taxable income in 1996, 1995 and 1994 was $1,628,070, $816,250 and $3,303,177, respectively. The differences between Partnership taxable income and book income are primarily due to the difference between tax and book depreciation methods and the related differences in the gain or loss on sales of equipment.

                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                     Notes to Financial Statements

The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.

(3)  Rental Equipment

The Partnership purchases equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership is equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost. In accordance with Section 6.4 (b) of the Partnership Agreement, the total of all acquisition fees paid to the General Partner shall not exceed 15% of the total Capital Contributions received by the Partnership. This lifetime acquisition fee limit was met during 1996 and the General Partner is no longer paid acquisition fees on any new Partnership equipment acquisitions, However, the General Partner continues to actively seek out additional lease investment opportunities.

During 1994, CSA Financial Corp. acquired TIC Leasing Corp. (TIC) from Turner Broadcasting System Inc. TIC's only asset was an interest in partnerships which owned a portfolio of equipment subject to leases consisting primarily of computer equipment. CSA Financial Corp. has assigned the beneficial interest in certain of the underlying equipment and the related leases to the Partnership. Accordingly, the Partnership is accounting for its interest as a purchase from CSA Financial Corp. of equipment and related debt, subject to the leases. The total cost to the Partnership for this equipment was $12,379,122 consisting of $2,259,118 in cash and $10,120,004 of debt assumed.

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                         Beginning                                 Ending
                         Balance       Additions      Sales        Balance
Costs for
 years ended:

December 31, 1994      $70,016,783    $30,915,342  $ 8,247,174    $92,684,951

December 31, 1995      $92,684,951    $ 6,158,563  $21,373,531    $77,469,983

December 31, 1996      $77,469,983    $13,050,318  $31,085,950    $59,434,351

Accumulated
 depreciation for
 the years ended:

December 31, 1994      $41,521,624    $15,779,411  $ 7,366,424    $49,934,611

December 31, 1995      $49,934,611    $17,501,209  $15,802,000    $51,633,820

December 31, 1996      $51,633,820    $13,095,023  $28,082,483    $36,646,360


                   CSA INCOME FUND IV LIMITED PARTNERSHIP
                       Notes to Financial Statements

(4)  Leases

As of December 31, 1996, substantially all of the Partnership's equipment was leased under 149 separate leases to 97 lessees. Approximately 26% of the Partnership's equipment portfolio (based on cost) has been leased outside the United States. Two lessees provided approximately 35% (20% and 15%, respectively ) of the Partnership's revenues in 1996 as compared to three leases providing 48% (25%, 13%, and 10%, respectively) in 1995 and two lessees providing 27% (16% and 11%, respectively) in 1994.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:

              Year                          Amount

              1997                       $ 7,627,335
              1998                         5,035,255
              1999                         3,446,682
              2000                         2,218,430
              2001                           169,878
           Thereafter                         22,829
                                         $18,520,409


(5)  Notes Payable

Notes payable consist of nonrecourse notes due in monthly, quarterly and annual installments, with interest rates that range from 6.25% to 10.50% per annum. Such notes are collateralized by equipment with a cost of $23,902,016. Annual maturities of notes payable at December 31, 1996, are as follows:


              Year                           Amount
              1997                         $ 3,545,350
              1998                           1,874,542
              1999                           1,444,476
              2000                             685,806
            Thereafter                          22,859
                                           $ 7,573,033




(6)  Limited Recourse Notes Payable

Limited recourse notes payable of $228,562, maturing during 1997, consist of notes due with interest (8.60% to 8.95%) at maturity which coincided with the expiration of the initial lease term of the related equipment which had a cost of $1,128,501 and the lenders' recourse is limited to proceeds obtained through disposition of the equipment.
All of the Partnership's limited recourse notes payable were incurred as part of the acquisition of equipment subject to lease interests, obtained in connection with CSA Financial Corp.'s acquisition of TIC Leasing Corp. (See note 3).

                  CSA INCOME FUND IV LIMITED PARTNERSHIP
                        Notes to Financial Statements

(7)  Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates its fair value due to their short maturity.

Notes Payable

The fair value of the Partnership's notes payable is based on the market price for the same or similar debt issues or on the current rates offered to the Partnership for debt with the same remaining maturity. The carrying amount of notes payable approximates fair value.

Limited Recourse Notes Payable

The carrying amount of the limited recourse notes payable approximates its fair value due to their short maturities.

(8)  Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for 1996, 1995 and 1994 are as follows:


                               1996                 1995              1994
Equipment
 acquisition fees          $1,028,920           $  578,149        $ 1,565,810
Management fee              1,399,993            1,340,804          1,360,153
Reimbursable
 operating expenses           169,016              180,530            247,048
                           $2,597,929           $2,099,483        $ 3,173,011

(9)  Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for 1996, 1995 and 1994 are as follows:

                              1996               1995             1994
Net Income              $ 1,772,216         $   857,812     $ 2,356,457
Gain on sale of equipment  (108,293)         (1,113,423)        (86,120)
Gain on foreign
  currency transactions                                         (52,140)
Depreciation and
 amortization            13,095,023          17,736,910      16,088,642
(Increase) decrease
 in receivables            (507,459)          1,746,093         (44,273)
Decrease in payables
 and deferred income       (191,183)           (425,391)     (1,402,234)

Net cash from operations $14,060,304        $18,802,001     $16,860,332

(10)  Net Gain from Foreign Currency Transactions

Net gain from foreign currency transactions resulted from exchange gains and losses on certain leases which call for the payment of rentals in British Pound Sterling.

(11)  Reclassification of Amounts

Certain amounts in the financial statements for the year ended December 31, 1995 and December 31, 1994 have been reclassified to conform to current year's presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or officers. All management functions are performed by CSA Lease Funds, Inc., the corporate
General Partner. The current directors and officers of the corporate General Partner are:

     Name            Age        Title(s)            Elected
J. Frank Keohane      60   Director & President     04/01/88
Richard P. Timmons    42   Controller               03/01/95
Trevor A. Keohane     30   Director                 05/28/93
Claudine A. Aquillon  31   Clerk                    08/30/95

Term of Office:  Until a successor is elected.

Item 11.  Executive Compensation

(a), (b), (c), (d) and (e):  The Officers and Directors of the
General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General
Partner resulting from resignation, retirement or any other termination. See Note 8 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Agreement of Limited Partnership (subject to Section 13.3), a majority in interest of the Limited Partners have voting rights with respect to:

     1.  Amendment of the Limited Partnership Agreement.

     2.  Termination of the Partnership.

     3.  Removal of the General Partner.

     4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

No person or group is known by the General Partner to own beneficially more than 5% of he Partnership's outstanding Limited Partnership Units as of December 31, 1996.


Item 13.  Certain Relationships and Related Transactions

An affiliate of the General Partner also acts as General Partner for CSA Income Fund Limited Partnerships II and III. The General Partner or affiliates may act in that capacity for other income fund limited partnerships in the future.

                          PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1) Financial Statements - See accompanying Index to Financial Statements - Item 8.

     (2) Financial Statement Schedules - All schedules have been omitted as not required, not applicable or the information required to be shown therein is included in the Financial Statements and related notes.

     (3)  Exhibits Index

Except as set forth below, all exhibits to Form 10-K, as set forth in item 601 of Regulation S-K are not applicable.

                                                        Page Number or
Exhibit                                                 Incorporated by
Number                 Description                      Reference
 4.1         Agreement of Limited Partnership                   *

 4.2         Subscription Agreement                             **

 4.3         Certificate of Limited Partnership and             ***
             Agreement of Limited Partnership dated
             April 8, 1988

 4.4         First Amended and Restated Certificate             ****
             of Limited Partnership and Agreement
             of Limited Partnership dated June 22,
             1988

10.1         Escrow Agreement                                   ***

11.0         Information regarding a change in the
             Registrant's Certifying Accountant                 *****

12.0         First Amendment to Agreement of Limited
             Partnership                                        ******

*      Included as Exhibit A to Amendment No. 1 to Form S-1,
       Registration Statement No. 0-19939 filed with the Securities and Exchange Commission on June 23, 1988.

**     Included as Exhibit C to Amendment No. 1 to Form S-1 to
       Registration Statement No. 0-19939 filed with the Securities and Exchange Commission on June 23, 1988.

***    Included with the Exhibit Volume to Form S-1, Registration
       Statement No. 0-19939 filed with the Securities and Exchange
       Commission on April 15, 1988.

****   Included with the Exhibit Volume to Amendment No. 1 to
       Form S-1, Registration Statement No. 0-19939 filed with the Securities and Exchange Commission on June 23, 1988.

*****  Included in reports on Form 8-K filed on October 26, 1994 and
       January 6, 1995.

****** Included in Consent Statement filed on August 3, 1994.

 (b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 1996.

                                           Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CSA Income Fund IV Limited
                         Partnership (Registrant)
                         By its General Partner,
                         CSA Lease Funds, Inc.



Date:
                        /S/ J. Frank Keohane, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          By its General Partner,
                          CSA Lease Funds, Inc.


Date:
                          /S/ J. Frank Keohane
                          President & Director
                          Principal Executive Officer


Date:
                          /S/ Richard P. Timmons
                          Controller
                          Principal Accounting and
                          Finance Officer