Form 10-Q
period 1997-03-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1997-05-15
CIK 858801

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

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

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL POSITION AS OF MARCH 31, 1997 (UNAUDITED)
AND DECEMBER 31, 1996

                                      1997                1996
Assets

Cash and cash equivalents         $    583,324           $  1,187,208
Rents receivable                     1,161,292                872,371
Value added tax receivable              82,494                 80,511
Accounts receivable - affiliates       783,464                416,589
Remarketing receivable                   5,646                153,817

Rental equipment, at cost           52,433,152             59,434,351
Less accumulated depreciation      (32,056,930)           (36,646,360)
 Net rental equipment               20,376,222             22,787,991

     Total assets                 $ 22,992,442           $ 25,498,487

Liabilities and partners'
 capital
Accrued management fees          $      94,013           $     54,316
Accrued interest expense                69,655                 69,655
Accounts payable and accrued expenses   22,241                 28,701
Accounts payable - affiliates                               1,032,127
Deferred income                         72,304                 74,545
Notes payable                        6,302,809              7,573,033
Limited recourse notes payable         226,994                228,562
     Total liabilities               6,788,016              9,060,939

Partners' capital:
General Partner:
 Capital contribution                    1,000                  1,000
 Cumulative net loss                    (7,301)               (15,208)
 Cumulative cash distributions        (297,825)              (287,587)
                                      (304,126)              (301,795)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039             46,201,039
 Cumulative net loss                  (722,910)            (1,505,671)
 Cumulative cash distributions     (28,969,577)           (27,956,025)
                                    16,508,552             16,739,343

Total partners' capital             16,204,426             16,437,548

Total liabilities and
partners' capital                 $ 22,992,442           $ 25,498,487


CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996

                                     1997                      1996
Revenues:
 Rental income                   $   2,915,302            $ 4,410,873
 Interest income                        60,391                 48,865
 Gain on sale of equipment             364,148                298,674
 Net gain on foreign currency
  transactions                           8,374                  2,037
     Total revenues                  3,348,215              4,760,449

Costs and expenses:
 Depreciation and amortization       2,064,766              3,456,794
 Interest                              120,172                319,035
 Management fees                       300,697                312,035
 General and administrative             71,912                 87,351
     Total expenses                  2,557,547              4,175,215

Net income                        $    790,668            $   585,234

Net income allocation:
 General Partner                         7,907            $     5,852
 Limited Partners                      782,761                579,382
                                  $    790,668            $   585,234

Net income per weighted average
  Limited Partnership Unit        $       1.54            $      1.14

Number of weighted average
Limited Partnership Units              506,776                506,776

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31,1997 AND 1996
                                          1997                   1996
Cash flows from operations:
 Cash received from rental
  of equipment                    $  2,644,117           $  4,300,229
 Cash paid for operating and
  management expenses                 (339,372)              (410,154)
 Interest paid                        (120,172)              (285,140)
 Interest received                      60,391                 48,865
  Net cash from operations           2,244,964              3,653,800

Cash flow from investments:
 Value added tax                        (1,983)                 8,776
 Purchase of equipment              (1,004,726)            (5,112,874)
 Sale of equipment                   1,852,445                607,335
  Net cash provided by
   (used for) investments              845,736             (4,496,763)

Cash flows from financing:
 Equipment purchases payable                                  (47,363)
 Advances to/from affiliates        (1,399,002)              (312,266)
 Proceeds from notes payable           566 858
 Repayment of notes payable         (1,838,650)            (2,845,815)
 Payment of cash distributions      (1,023,790)            (1,023,789)
  Net cash used for
   financing                        (3,694,584)            (4,310,816)

Net change in cash
  and cash equivalents                (603,884)            (5,153,779)
Cash and cash equivalents
  at beginning of period             1,187,208              6,795,047
Cash and cash equivalents
  at end of period                $    583,324           $  1,641,268


CSA INCOME FUND IV LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of March 31, 1997 and March 31, 1996 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Gross rental income was $2,915,302 and $4,410,873 and net income was $790,668 and $585,234 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in rental income was due primarily to the expiration of a major portion of the TIC Leasing Corp. portfolio acquired from Turner Broadcasting System Inc. during 1994. Rental income was also reduced due to additional investment in sales agency agreements which provide for equity in residual values of equipment but provide no current rental revenue or debt service requirements to the Partnership. The decrease in revenue was more than offset by lower levels of depreciation which was the result of the use of accelerated methods of depreciation for certain equipment in prior years and the remarketing of fully depreciated equipment.

The Partnership generated $4,097,409 in cash flow from operations and from the sale of equipment during the three months ended March 31, 1997. This cash along with cash on hand was used to purchase equipment, repay debt and pay cash distributions to the partners. The Partnership acquired $1,004,726 in additional equipment, repaid $1,852,445 of notes payable and made cash distributions to partners of $1,023,790.

The Partnership paid distributions of $.67 per limited partnership unit on the 15th of January, February and March 1997.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 45% to 67% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased.

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

CSA INCOME FUND IV LIMITED PARTNERSHIP
ART II


Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a)Exhibits - Exhibit 27 - Financial Data Schedule.
         (b)Reports on Form 8-K - There were no reports filed during the first quarter of 1997.

SIGNATURES

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



                                 CSA Income Fund IV Limited
                                 Partnership (Registrant)
                                 By its General Partner,
                                 CSA Lease Funds, Inc.






Date: 05/15/97                   /S/ J. Frank Keohane
                                 President and
                                 Principal Executive Officer




Date: 05/15/97                   /S/ Richard P. Timmons
                                 Controller
                                 Principal Accounting and
                                 Finance Officer