Form 10-Q
period 1997-06-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1997-08-15
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997

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

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL POSITION AS OF JUNE 30, 1997 (UNAUDITED) AND
DECEMBER 31, 1996

                                  (Unaudited)
                                  June 30,               December 31,
                                  1997                   1996
Assets

Cash and cash equivalents         $    763,616       $  1,187,208
Rentals receivable                   1,012,036            872,371
Value added tax deposits                80,527             80,511
Accounts receivable - affiliates        99,198            416,589
Remarketing receivable                   5,752            153,817

Rental equipment, at cost           51,878,542         59,434,351
Less accumulated depreciation      (28,418,521)       (36,646,360)
  Net rental equipment              23,460,021         22,787,991


   Total assets                   $ 25,421,150       $ 25,498,487

Liabilities and partners' capital

Accrued management fees           $    138,679       $     54,316
Accrued interest expense                61,605             69,655
Accounts payable                        29,942             28,701
Accounts payable - affiliates                -          1,032,127
Deferred income                         60,751             74,545
Notes payable                        8,818,204          7,573,033
Limited recourse notes payable         230,605            228,562
   Total liabilities                 9,339,786          9,060,939

Partners' capital:
General Partner:
 Capital contribution                    1,000              1,000
 Cumulative net income (loss)            1,706            (15,208)
 Cumulative cash distributions        (308,062)          (287,587)
                                      (305,356)          (301,795)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039         46,201,039
 Cumulative net income (loss)          168,810         (1,505,671)
 Cumulative cash distributions     (29,983,129)       (27,956,025)
                                    16,386,720         16,739,343
Total partners' capital             16,081,364         16,437,548

   Total liabilities and
    partners' capital             $ 25,421,150       $ 25,498,487

CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1997 AND 1996

                               Three Months               Six Months
                                 June 30,                   June 30,
                            1997          1996        1997        1996
Revenues:
  Rental income       $ 2,620,603 $ 5,649,629 $ 5,535,905  $10,060,502
  Interest income          12,637       8,093      73,028       56,958
  Gain on sale
   of equipment            67,534      43,228     431,682      341,902
  Net gain (loss) on
   foreign currency        10,521      (7,676)     18,895       (5,639)
    Total revenues      2,711,295   5,693,274   6,059,510   10,453,723


Costs and expenses:
  Depreciation and
   amortization         1,303,200   4,448,005   3,367,966    7,904,799
  Interest                154,154     252,963     274,326      571,998
  Management fees         289,916     423,892     590,613      735,927
  General and
   administrative          63,298      53,436     135,210      140,787
     Total expenses     1,810,568   5,178,296   4,368,115    9,353,511

Net income            $   900,727  $  514,978 $ 1,691,395  $ 1,100,212

Net income allocation:
  General Partner     $     9,007  $    5,150 $    16,914  $    11,002
  Limited Partners        891,720     509,828   1,674,481    1,089,210
                      $   900,727  $  514,978 $ 1,691,395  $ 1,100,212


Net income per
  Limited Partnership
  Unit                $      1.76  $     1.01 $      3.30  $      2.15

Number of Limited
  Partnership Units       506,776     506,776     506,776      506,776


CSA INCOME FUND IV LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1997 AND 1996

                           Three Months Ended       Six Months Ended
                                June 30,                 June 30,
                          1997         1996          1997       1996
Cash flows from
 operations:
  Cash received from
   rental of
   equipment          $ 2,785,362 $ 4,475,271 $ 5,429,479  $ 8,775,500
  Cash paid for
   operating and
   management expenses   (300,847)   (377,184)   (640,219)    (787,338)
  Interest paid          (162,204)   (209,766)   (282,376)    (494,906)
  Interest received        12,637       8,093      73,028       56,958
   Net cash from
    operations          2,334,948   3,896,414   4,579,912    7,550,214

Cash flow from investments:
  Value added tax           1,967         243         (16)      9,019
  Purchase of equipment(4,539,068) (5,570,090) (5,543,794)(10,682,964)
  Sale of equipment       223,689     233,806   2,076,134     841,141
Net cash from (used
for) investments       (4,313,412) (5,336,041) (3,467,676) (9,832,804)

Cash flows from financing:
  Change in amounts due
   to/from affiliates     663,539   1,883,289    (735,463)  1,571,023
  Accounts payable
   equipment purchase           -     389,155           -     341,792
  Proceeds from notes
   payable              3,581,186   3,274,476   4,148,044   3,274,476
  Repayment of notes
   payable             (1,062,180) (2,944,123) (2,900,830) (5,871,521)
  Payment of cash
   distributions       (1,023,789) (1,023,791) (2,047,579) (2,047,580)
Net cash from (used
for) financing          2,158,756   1,579,006  (1,535,828) (2,731,810)

Net change in cash and
  cash equivalents        180,292     139,379    (423,592) (5,014,400)
Cash and cash equivalents
  at beginning of period  583,324   1,641,268   1,187,208   6,795,047
Cash and cash equivalents
  at end of period    $   763,616 $ 1,780,647  $  763,616 $ 1,780,647

CSA INCOME FUND IV LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements of the Partnership presented herein are without audit except for the December 31, 1996 Balance Sheet information. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31,1996.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of June 30, 1997 and 1996 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income revenue was $2,620,603 and $5,649,629 and net income was $900,727 and $514,978 for the quarters ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, rental income was $5,535,905 and $10,060,502, and net income was $1,691,395 and $1,100,212, respectively. The rental income decrease was primarily due to the expiration of a major portion of the TIC Leasing Corp. portfolio acquired from Turner Broadcasting System Inc. Rental income revenue also does not reflect addition investment in European Sales Agency Agreements, the accounting for which provides neither rental revenue nor debt service requirements for the transactions even though the Partnership is the beneficial owner of the equipments' residual value. The decrease in rental income revenue was more than offset by lower levels of depreciation due to accelerated methods of depreciation for certain equipment in prior years and the remarketing of fully depreciation equipment.

The Partnership generated $6,656,046 from operations and sales of equipment during the six months ended June 30, 1997. During this period, the Partnership used these funds, funds received from debt financings and cash on hand to acquire additional equipment of $5,543,794, make payments on notes payable of $2,900,830 and make distributions to partners of $2,047,579.

The Partnership paid distributions of $.67 per Limited Partnership unit on the 15th of April, May, and June 1997. To date, the Partnership has made cash distributions to the Limited Partners ranging from 47% to 69% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions for as long as the equipment continues to be leased.

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

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during this quarter.

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



                         CSA Income Fund IV Limited Partnership
                          Partnership (Registrant)
                         By its General Partner,
                          CSA Lease Funds, Inc.






Date:
                                          /s/ J. Frank Keohane
                                          President and
                                          Principal Executive Officer





Date:
                                          /s/ Richard P. Timmons
                                          Controller
                                          Principal Accounting and
                                          Finance Officer










	Form 10-Q - Page 8