Form 10-Q
period 1997-09-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1997-11-17
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997

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
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)       Identification No)


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

                  CSA INCOME FUND IV LIMITED PARTNERSHIP
                 STATEMENTS OF FINANCIAL POSITION AS OF
          September 30,1997 (Unaudited) and December 31, 1996

                                 (Unaudited)
                                  September 30,          December 31,
                                  1997                   1996
Assets

Cash and cash equivalents         $  1,773,787           $  1,187,208
Rentals receivable                   1,001,993                872,371
Value added tax deposits                15,056                 80,511
Accounts receivable-affiliates         667,026                416,589
Remarketing receivable                  26,994                153,817

Rental equipment, at cost           57,010,225             59,434,351
Less accumulated depreciation      (23,648,710)           (36,646,360)
Net rental equipment                33,361,515             22,787,991


      Total assets                $ 36,846,371           $ 25,498,487

Liabilities and partners' capital

Liabilities:
 Accrued management fees          $    118,715            $    54,316
 Accrued interest expense               57,201                 69,655
 Accounts payable                       42,486                 28,701
 Accounts payable - affiliates               -              1,032,127
 Deferred income                        76,377                 74,545
 Notes payable                      20,566,879              7,573,033
 Limited recourse notes payable              -                228,562
   Total liabilities                20,861,658              9,060,939

Partners' capital:
General Partner:
  Capital contribution                   1,000                  1,000
  Cumulative net gain (loss)             8,418                (15,208)
  Cumulative cash distributions       (315,740)              (287,587)
                                      (306,322)              (301,795)
Limited Partners (506,776 units):
  Capital contributions,
   net of offering costs            46,201,039             46,201,039
  Cumulative net gain (loss)           833,289             (1,505,671)
  Cumulative cash distributions    (30,743,293)           (27,956,025)
                                    16,291,035             16,739,343
Total partners' capital             15,984,713             16,437,548
   Total liabilities and
    partners' capital            $  36,846,371           $ 25,498,487

               CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF OPERATIONS
                            (Unaudited)
                     Quarters Ended             Nine Months Ended
                 September    September    September        September
                  30, 1997     30, 1996     30, 1997         30, 1996
Revenues:
  Rental income   $ 3,297,176   $ 4,273,789  $ 8,833,081  $14,334,291
  Interest income      20,104        19,803       93,132       76,761
  Gain (loss) on sale
   of equipment       219,669      (395,052)     651,351      (53,150)
  Net gain (loss) on
   foreign currency    (8,767)      (14,594)      10,128      (20,233)
    Total revenues  3,528,182     3,883,946    9,587,692   14,337,669


Costs and expenses:
  Depreciation and
   amortization     2,103,465     3,061,845    5,471,431   10,966,644
  Interest            386,758       239,327      661,084      811,325
  Management fees     310,036       358,528      900,649    1,094,454
  General and
   administrative      56,732        81,931      191,942      222,718
     Total expenses 2,856,991     3,741,631    7,225,106   13,095,141

Net income         $  671,191    $  142,315  $ 2,362,586  $ 1,242,528

Net income allocation:
  General Partner  $    6,712    $    1,423  $    23,626  $    12,425
  Limited Partners    664,479       140,892    2,338,960    1,230,103
                   $  671,191    $  142,315  $ 2,362,586  $ 1,242,528


Net income per
  Limited Partnership
  Unit             $     1.32    $     0.28  $      4.62  $      2.43
Number of Limited
  Partnership Units   506,776       506,776      506,776      506,776


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)
                      Quarters Ended             Nine Months Ended
                     September   September     September   September
                      30, 1997    30, 1996      30, 1997    30, 1996
Cash flows from
 operations:
 Cash received from
  rental of
  equipment         $ 3,580,947  $ 4,864,625  $ 9,010,426 $13,667,471
 Cash paid for
  operating and
  management expenses  (374,188)    (509,962)  (1,014,407) (1,297,300)
 Interest paid         (391,162)    (239,327)    (673,538)   (843,319)
 Interest received       20,104       19,803       93,132      76,761
   Net cash from
    operations        2,835,701    4,135,139    7,415,613  11,603,613

Cash flow from
 investments:
  Value added tax        65,471      (68,502)      65,455     (59,483)
  Purchase of
    equipment       (14,578,910)    (708,686) (20,122,704)  1,391,650)
Sale of equipment     2,550,286    1,122,812    4,626,420   1,964,110
Net cash from(used
 for) investments   (11,963,153)     345,624  (15,430,829) (9,487,023)

Cash flows from
 financing:
  Change in amounts
  due to/from
  affiliates          (612,605)     (668,977)  (1,348,068)    902,046
Accounts Payable
 equipment purchase          -      (426,483)           -     (84,691)
 Proceeds from notes
  payable            13,339,433       587,234   17,487,477   3,861,710
 Repayment of notes
  payable            (1,821,363)   (3,030,153)  (4,722,193) (8,820,091)
 Payment of cash
  distributions        (767,842)   (1,023,789)  (2,815,421)  3,071,369)
    Net cash(used
    for) financing   10,137,623    (4,562,168)   8,601,795  (7,212,395)

Net change in cash and
  cash equivalents    1,010,171       (81,405)     586,579  (5,095,805)
Cash and cash
  equivalents at
  beginning of period   763,616     1,780,647    1,187,208   6,795,047
Cash and cash
  equivalents
  at end of period   $1,773,787   $ 1,699,242   $1,773,787 $ 1,699,242

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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of September 30, 1997 and September 30, 1996 and the results of operations and cash flows for the periods presented therein.

                CSA INCOME FUND IV LIMITED PARTNERSHIP
               GENERAL PARTNER'S DISCUSSION OF OPERATIONS


Rental income was $3,297,176 and $4,273,789 and net income was $671,191 and $142,315 for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, rental income was $8,833,081 and $14,334,291 and net income was $2,362,586 and $1,242,528, respectively. The decrease in rental income during 1997 was due to expiring leases as well as additional investment in European Sales Agency Agreements, the accounting for which provides no current rental revenue or debt service requirements to the Partnership. The decrease in rental income in both the three and nine month periods ended September 30, 1997 was offset by lower levels of depreciation which were the result of the use of accelerated methods of depreciation for a portion of the Partnership's portfolio in prior years. Net income was increased by gains on the sale of equipment for the quarter ended September 30, 1997 of $219,669 as compared to a loss of ($395,052) for the comparable quarter last year. The gain on sale of equipment for the nine months ended September 30, 1997, was $651,351 as compared to a loss of ($53,150) for the same period last year.

The Partnership generated $12,042,033 from operations and sales of equipment during the nine months ended September 30, 1997. The Partnership used these funds, proceeds from notes payable and cash on hand to acquire additional equipment of $20,122,704, make scheduled payments on notes payable of $4,722,193 and make distributions to partners of $2,815,421.

The Partnership paid distributions of $.50 per Limited Partner unit on the 15th of July, August and September 1997. To date, the Partnership has made cash distributions to the Limited Partners ranging from 49% to 71% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions for as long as the equipment continues to be leased.

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



                       CSA Income Fund IV Limited
                        Partnership (Registrant)
                       By its General Partner,
                        CSA Lease Funds, Inc.






Date: 11/14/97                         /s/ J. Frank Keohane
                                       J. Frank Keohane
                                       President & Treasurer
                                       Principal Executive Officer




Date: 11/14/97                          /s/ Richard F. Sullivan
                                        Richard F. Sullivan
                                        Vice President
                                        Principal Accounting and
                                        Finance Officer