Form 10-K
period 1997-12-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1998-03-31
CIK 858801

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      Commission file number 33-32744
December 31,1997

             CSA Income Fund IV Limited Partnership
        (Exact name of registrant as specified in its charter)

        Massachusetts                          No.04-3072449
(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)                 Identification No.)

22 Batterymarch St., Boston, MA                        02109
(Address of principal executive                       Zip Code
           offices)

Registrant's telephone number, including area code:(617)357-1700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: 506,776
                   Units of Limited Partnership Interest

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

                                              Number of Units
    Title of Each Class                       at December 31, 1997
Units of Limited Partnership                      506,776
Interest:  $100 per unit

                  DOCUMENTS INCORPORATED BY REFERENCE
           Portions of Part IV are incorporated by reference
             to Amendment No. 1 to Form S-1 and Form S-1,
                    Registration No. 33-32744

The exhibit index is located on pages 18 and 19.

                              Part I

Item 1.  Business

CSA Income Fund IV Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Lease Funds, Inc. (an affiliate of CSA Financial Corp.), the sole General Partner, and as of December 31, 1997, 2,766 Limited Partners owning 506,776 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners aggregated $50,677,600. The Partnership was formed on December 21, 1989 and commenced operations on April 18, 1990.

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

As of December 31, 1997, substantially all of the remaining equipment in the Partnership's portfolio was leased under 165 separate leases to 102 lessees. The lessees providing at least 10% of total revenues during 1997 are as follows:

    Siemens Business Communications Systems, Inc.     15%
    America Online Inc.                               13%


As of December 31, 1997, approximately 22% of the Partnership's equipment portfolio (based on cost) is leased outside the United
States. The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                   PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

a. The Partnership's limited partnership interests are not publicly traded. There is no active market for the Partnership's limited partnership interests and it is unlikely that one will develop.

b. Approximate Number of Equity Security Holders:

               Title of Class               Number of Limited Partners
    Units of Limited Partnership Interests      as of 12/31/97
                 506,776                            2,766


Item 6.  Selected Financial Data - unaudited

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. The information should be used in conjunction with the Financial Statements and Notes thereto, and the General Partner's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this Report.

                        Years Ended December 31,
                  (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                1997        1996         1995       1994         1993
Total
Revenues      $13,487     $17,641      $21,917     $21,735     $23,745

Net Income      2,716       1,772          858       2,356       1,148

Net Income
 per Limited
 Partnership
 Unit           5.31        3.46         1.68        4.60         2.24

Total Assets   36,736      25,498       33,734      48,111      44,448

Notes Payable  20,923       7,573       13,804      23,329      17,846

Limited Recourse
 Notes Payable      -         229          581         757           -

Cash Distribution
 per Limited
 Partnership Unit
 Outstanding  $ 7.00      $ 8.00       $ 8.00      $ 8.00       $ 9.68

Item 7. General Partner's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
Rental income for the years ended December 31, 1997, 1996 and 1995 was $12,413,441, $17,428,344 and $20,213,456, respectively. The decrease in rental income during 1997 was due to expiring leases primarily in the TIC Leasing Corp. portfolio purchased in 1994. The Partnership continues to invest in European Agency (Lease Residual) Transactions which represent lease transactions in the European Community where the lender receives nominal title to the equipment as a means of securing the loan, all rents are paid directly by the lessee to the lender and the Partnership as agent ofr the lender manages the lease and is entitled to substantially all of the residual value of the equipment. These agreements provide no current rental revenue or debt service requirements to the Partnership.

Net income for the years ended December 31, 1997, 1996 and 1995 was $2,716,253, $1,772,216 and $857,812, respectively. The increase in net income in 1997 is primarily attributable to lower levels of depreciation which were the result of the use of accelerated methods of depreciation for a portion of the Partnership's portfolio in prior years. Net income was also affected by the gain on the sale of equipment of $865,137, $108,293 and $1,113,423 for the years ended 1997, 1996 and 1995, respectively, primarily due to the remarketing of fully depreciated equipment. Depreciation expense for 1997, 1996 and 1995 was $8,072,215, $13,095,023 and $17,736,910, respectively.

Interest income for 1997, 1996 and 1995 was $124,960, $90,473, and
$480,899, respectively. The increase in 1997 was primarily due to approximately $49,000 of interest being paid by one lessee on late rental payments. Interest expense was $1,123,693, $1,065,689, and $1,662,201 for the years ended December 31, 1997, 1996, and 1995, respectively.


Liquidity and Capital Resources

During 1997, the Partnership generated $10,546,060 in cash flow from operations and $5,793,771 from the sale of equipment. The Partnership utilized these funds and proceeds from notes payable of $19,876,925 to acquire additional equipment of $24,487,895, reduce outstanding notes payable by $6,755,179 and make cash distributions of $3,583,264.

As of December 31, 1997, the Partnership did not have any material amount of equipment off lease and in storage.

The Partnership's liquidity is determined by cash from operations provided by the leases currently in place. It is expected that this cash flow will be sufficient to service outstanding debt, pay monthly distributions to the partners and meet any other commitments and obligations which may arise in the ordinary course of business. The Partnership's future liquidity will be dependent upon the addition of leased equipment, the sale and/or re-lease of equipment as it comes off lease and the level of debt service.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 50% to 72% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased.

Management reviews the Partnership's projected performance on a periodic basis. Based on an analysis of the remaining assets in the Partnership's portfolio completed as part of the annual audit process, the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon. However, the magnitude of the return may be lower than originally anticipated at the inception of the Partnership. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution and the General Partner intends to pursue additional lease investment opportunities to increase the Partnership's distributions.


Quarterly Financial Data - unaudited

Summarized unaudited quarterly financial data for the years ended
December 31, 1997 and 1996 are as follows:

1997 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $3,899,845   $3,528,182   $2,711,295   $3,348,215
Net Income *            353,667      671,191      900,727      790,668
Net Income *
  Per Limited
  Partnership Unit
  Outstanding              .69         1.32         1.76          1.54
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding             1.50         1.50         2.00          2.00

1996 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $3,303,325   $3,883,946   $5,693,274   $4,760,449
Net Income *            529,689      142,315      514,978      585,234
Net Income *
  Per Limited
  Partnership Unit
  Outstanding             1.03           .28         1.01         1.14
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding             2.00          2.00         2.00         2.00

* The fourth quarter of 1997 includes a charge to expense of $74,500 for adjustments to anticipated residual values. The corresponding amount for the fourth quarter of 1996 was $300,000.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

There is no Market Risk related to the Notes Payable of the Partnership since all Notes are Nonrecourse and have fixed interest rates. There are no other financial instruments that require Market Risk disclosure.

Item 8. Financial Statements


                       CSA Income Fund IV Limited Partnership

                          Index to Financial Statements


                                                          Page
                                                          Number
Independent Auditors' Report                                8

Statements of Financial Position
as of December 31, 1997 and 1996                            9

Statements for the Years Ended
December 31, 1997, 1996 and 1995


   Operations                                               10

   Cash Flows                                               11

   Changes in Partners' Capital (Deficit)                   12


Notes to Financial Statements                               13

                         INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund IV Limited Partnership


We have audited the accompanying statements of financial position of CSA Income Fund IV Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, cash flow, and changes in partners' capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund IV Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.





                                \s\ Sullivan Bille, P.C.



Boston, Massachusetts
March 20, 1998

                       CSA INCOME FUND IV LIMITED PARTNERSHIP
                       Statements of Financial Position as of
                              December 31, 1997 and 1996


                                         1997                1996
Assets
Cash and cash equivalents            $ 1,746,766         $ 1,187,208
Rentals receivable                       559,640             872,371
Value added tax receivable                 3,028              80,511
Accounts receivable-affiliates           292,804             416,589
      Other receivable                     9,290             153,817

Rental equipment, at cost             59,318,040          59,434,351
   Less accumulated depreciation     (25,193,487)        (36,646,360)

         Net rental equipment         34,124,553          22,787,991


         Total assets                $36,736,081         $25,498,487


Liabilities and Partners' Capital
Accrued management fees              $   103,996         $    54,316
Accrued interest expense                  52,260              69,655
Accounts payable                          43,058              28,701
Accounts payable - affiliates                  -           1,032,127
Deferred income                           42,889              74,545
Notes payable                         20,923,341           7,573,033
Limited recourse notes payable                 -             228,562

         Total liabilities            21,165,544           9,060,939

Partners' capital:
  General Partner:
   Capital contribution                    1,000               1,000
   Cumulative net income (loss)           11,955             (15,208)
   Cumulative cash distributions        (323,420)           (287,587)
                                        (310,465)           (301,795)
  Limited Partners (506,776 units):
   Capital contributions net of
    offering costs                    46,201,039          46,201,039
   Cumulative net income (loss)        1,183,419          (1,505,671)
   Cumulative cash distributions     (31,503,456)        (27,956,025)
                                      15,881,002          16,739,343
   Total partners' capital            15,570,537          16,437,548

Total liabilities and
     partners' capital               $36,736,081         $25,498,487


        See accompanying notes to financial statements.

                    CSA INCOME FUND IV LIMITED PARTNERSHIP

                            Statements of Operations
             for the years ended December 31, 1997, 1996 and 1995


                                1997            1996          1995
Revenue:
  Rental income             $12,413,441    $17,428,344    $20,213,456
  Interest income               124,960         90,473        480,899
  Gain on sale of
   equipment                    865,137        108,293      1,113,423
  Net gain on foreign
   currency transactions         83,999         13,884        109,441

     Total revenue           13,487,537     17,640,994     21,917,219


Expenses:
  Depreciation and
   amortization               8,072,215     13,095,023     17,736,910
  Interest                    1,123,693      1,065,689      1,662,201
  Management fees             1,288,394      1,399,993      1,340,804
  General and
   administrative               286,982        308,073        319,492

     Total expenses          10,771,284     15,868,778     21,059,407

  Net income                $ 2,716,253    $ 1,772,216    $   857,812

Income allocation:
   General Partner          $    27,163    $    17,722    $     8,578
   Limited Partners           2,689,090      1,754,494        849,234


                            $ 2,716,253    $ 1,772,216    $   857,812

Net income per
   Limited Partnership Unit $      5.31    $      3.46    $      1.68

Number of
Limited Partnership
units outstanding               506,776        506,776        506,776

               See accompanying notes to financial statements.

                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                         Statements of Cash Flows for the
                  years ended December 31, 1997, 1996 and 1995

                                   1997         1996          1995
Cash flows from operations:
 Cash received from rental
  of equipment                $13,073,527   $16,783,224   $21,895,109
 Cash paid for operating and
  management expenses         ( 1,511,339)   (1,703,797)   (1,831,571)
 Interest paid                ( 1,141,088)   (1,109,596)   (1,742,436)
 Interest received                124,960        90,473       480,899

   Net cash from operations    10,546,060    14,060,304    18,802,001


Cash flows from investments:
 Value added tax deposits          77,483         9,402       (20,001)
 Purchase of equipment        (24,487,895)  (13,050,318)   (6,158,563)
 Sale of equipment              5,793,771     2,994,079     6,434,150

 Net cash (used for) provided
 by investments               (18,616,641)  (10,046,837)      255,586


Cash flows from financing:
 A/P equipment purchases                -       (84,691)     (967,631)
 Advances (to) from
  affiliates                     (908,343)    1,142,250       533,817
 Proceeds from notes payable   19,876,925     4,014,939     5,985,266
 Repayment of notes payable    (6,755,179)  (10,598,644)  (15,686,102)
 Payment of cash
  distributions                (3,583,264)   (4,095,160)   (4,095,160)
 Net cash (used for)
  provided by financing         8,630,139    (9,621,306)  (14,229,810)

Net change in cash and
  cash equivalents                559,558    (5,607,839)    4,827,777


Cash and cash equivalents
  at beginning of year          1,187,208     6,795,047     1,967,270


Cash and cash equivalents
  at end of year              $ 1,746,766   $ 1,187,208   $ 6,795,047

          See accompanying notes to financial statements.

                  CSA INCOME FUND IV LIMITED PARTNERSHIP

            Statement of Changes in Partners' Capital (Deficit)

              For years ended December 31, 1997, 1996, and 1995


                                Limited      General
                                Partners     Partner        Total
Balance at December 31, 1994   $22,244,031  $  (246,191)  $21,997,840


Net income                         849,234        8,578       857,812

Cash distributions              (4,054,208)    ( 40,952)   (4,095,160)


Balance at December 31, 1995    19,039,057     (278,565)   18,760,492


Net income                       1,754,494       17,722     1,772,216

Cash distributions              (4,054,208)    ( 40,952)   (4,095,160)


Balance at December 31, 1996    16,739,343     (301,795)   16,437,548


Net income                       2,689,090       27,163     2,716,253

Cash distributions              (3,547,431)    ( 35,833)   (3,583,264)

Balance at December 31, 1997   $15,881,002  $  (310,465)  $15,570,537


               See accompanying notes to financial statements.

                          CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements
                                          December 31, 1997

(1)  Organization

CSA Income Fund IV Limited Partnership ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on December 21, 1989 with an initial investment of $1,000, from its sole General Partner, CSA Lease Funds, Inc. and the purchase of 10 Limited Partnership Units at $100 each by an initial Limited Partner. The Partnership's primary activity is to invest in equipment to be leased to third parties. On February 22, 1990, the Partnership began its offering of Limited Partnership Units. The Partnership commenced operations on April 18, 1990. As of December 31, 1997, the Partnership has 506,776 units of Limited Partnership interest outstanding representing aggregate capital contributions of $50,677,600.

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

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual value of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. The Partnership records additional charges to depreciation expense when net book values exceed estimated realizable values. In connection with this review for the years ended December 31, 1997, 1996 and 1995 the Partnership recorded additional charges of $74,500, $300,000 and $445,686, respectively, to depreciation expense.

Deferred income represents prepaid rentals received for active leases that are recognized when earned.

No provision for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partners' individual taxable income or loss as reported on form K-1. Partnership taxable income (loss) in 1997, 1996 and 1995 was ($7,349,952), $1,628,070 and $816,250, respectively. The differences between Partnership taxable income and book income are primarily due to the difference between tax and book depreciation methods and the related differences in the gain or loss on sales of equipment.

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

(3)  Rental Equipment

The Partnership purchases equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership is equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost. In accordance with
Section 6.4 (b) of the Partnership Agreement, the total of all acquisition fees paid to the General Partner shall not exceed 15% of the total Capital Contributions received by the Partnership. This lifetime acquisition fee limit was met during 1996 and the General Partner is no longer paid acquisition fees on any new Partnership equipment acquisitions. However, the General Partner continued to actively seek out additional lease investment opportunities during 1997.

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                   Beginning                                Ending
                    Balance       Additions      Sales      Balance
Costs for years ended:

December 31, 1995  $92,684,951   $ 6,158,563  $21,373,531  $77,469,983

December 31, 1996  $77,469,983   $13,050,318  $31,085,950  $59,434,351

December 31, 1997  $59,434,351   $24,487,895  $24,604,206  $59,318,040

Accumulated depreciation for
the years ended:

December 31, 1995  $49,934,611   $17,501,209  $15,802,000  $51,633,820

December 31, 1996  $51,633,820   $13,095,023  $28,082,483  $36,646,360

December 31, 1997  $36,646,360   $ 8,072,215  $19,525,088  $25,193,487


                            CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements

(4)  Leases

As of December 31, 1997, substantially all of the Partnership's equipment was leased under 165 separate leases to 102 lessees. Approximately 22% of the Partnership's equipment portfolio (based on cost) has been leased outside the United States. Two lessees provided approximately 28% (15% and 13%, respectively) of the Partnership's revenues in 1997 as compared to two leases providing 35% (20%, and 15%, respectively) in 1996 and three lessees providing 48% (25%, 13%, and 10%, respectively) in 1995.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:

                          Year                 Amount
                          1998               $12,973,248
                          1999                 9,088,664
                          2000                 5,927,311
                          2001                 1,522,346
                          2002                    22,829
                                             $29,534,398



(5)  Notes Payable

Notes payable consist of nonrecourse notes due in monthly, quarterly and annual installments, with interest rates that range from 6.25% to 10.50% per annum. Such notes are collateralized by equipment with a cost of $37,606,442. Annual maturities of notes payable at December 31, 1997, are as follows:

                            Year                Amount
                            1998             $ 8,963,730
                            1999               6,509,819
                            2000               4,105,553
                            2001               1,344,239
                                             $20,923,341


                         CSA INCOME FUND IV LIMITED PARTNERSHIP

                               Notes to Financial Statements

(6)  Fair Values of Financial Instruments

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

(7)  Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for 1997, 1996 and 1995 are as follows:

                               1997          1996           1995
Equipment acquisition fees   $        -   $1,028,920       578,149
Management fees               1,288,394    1,399,993     1,340,804
Reimbursable operating
  expenses                      182,862      169,016       180,530
                             $1,471,256   $2,597,929    $2,099,483

(8)  Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for 1997, 1996 and 1995 are as follows:

                                1997          1996          1995
Net Income                    $ 2,716,253   $ 1,772,216   $   857,812
Gain on sale of equipment        (865,137)     (108,293)   (1,113,423)
Depreciation and
 amortization                   8,072,215    13,095,023    17,736,910
(Increase) decrease
 in receivables                   457,258      (507,459)    1,746,093
Other                             133,090             -             -
Decrease in payables
 and deferred income               32,381      (191,183)     (425,391)

Net cash from operations      $10,546,060   $14,060,304   $18,802,001

(9)  Net Gain from Foreign Currency Transactions

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

     Name            Age        Title(s)            Elected
J. Frank Keohane      61   Director & President     04/01/88
Richard P. Timmons    43   Controller               03/01/95
Trevor A. Keohane     31   Director                 05/28/93


Term of Office:  Until a successor is elected.


Item 11.  Executive Compensation

(a), (b), (c), (d) and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from resignation, retirement or any other termination. See
Note 7 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Agreement of Limited Partnership (subject to Section 13.3), a majority in interest of the Limited Partners have voting rights with respect to:

1.  Amendment of the Limited Partnership Agreement.

2.  Termination of the Partnership.

3.  Removal of the General Partner.

4. Approval or disapproval of the sale of substantially all the assets of the Partnership if such sale occurs prior to February 22, 1997.

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership
Units as of December 31, 1997.


Item 13.  Certain Relationships and Related Transactions

An affiliate of the General Partner also acts as General Partner for CSA Income Fund Limited Partnership III. The General Partner or affiliates may act in that capacity for other income fund limited partnerships in the future.


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

                                                  Page Number or
Exhibit                                           Incorporated by
Number                 Description                   Reference
 4.1         Agreement of Limited Partnership            *

 4.2         Subscription Agreement                      **

 4.3         Certificate of Limited Partnership and      ***
             Agreement of Limited Partnership dated
             April 8, 1988

 4.4         First Amended and Restated Certificate      ****
             of Limited Partnership and Agreement
             of Limited Partnership dated June 22,
             1988

10.1         Escrow Agreement                             ***

12.0         First Amendment to Agreement of Limited
             Partnership                                  *****

27.1         Financial Data Schedule


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

***** Included in Consent Statement filed on August 3, 1994.



 (b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 1997.

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



Date:
                                \s\ J. Frank Keohane, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           By its General Partner,
                           CSA Lease Funds, Inc.



Date:
                                \s\ J. Frank Keohane
                                    President & Director
                                    Principal Executive Officer



Date:
                                 \s\ Christopher R. Guiod
                                     Senior Vice President
                                     Finance and Administration




Date:
                                  \s\ Richard P. Timmons
                                      Controller
                                      Principal Accounting and
                                      Finance Officer