Form 10-Q
period 1998-03-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1998-05-15
CIK 858801

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998

                        OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 33-32744


        CSA Income Fund IV Limited Partnership
	(Exact name of registrant as specified in its charter)


          Massachusetts                04-3072449
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)        Identification
                                       No.)


22 Batterymarch St, Boston, Massachusetts    02109
(Address of principal executive offices)   (Zip Code)


                      (617) 357-1700
(Registrant's telephone number, including area code)


        Former name, former address and former fiscal year,if changed since last report

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days.
                     Yes:   X    No:

                PART I - FINANCIAL INFORMATION
            CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF FINANCIAL POSITION AS OF

                          (Unaudited)
                          March 31,       December 31,
                            1998              1997
Assets

Cash and cash
  equivalents          $  1,012,460      $  1,746,766
Rentals receivable          565,143           559,640
Value added tax
  receivable                  3,028             3,028
Accounts receivable -
  affiliates                625,790           292,804
Other receivable              5,627             9,290

Rental equipment,
  at cost                59,437,134        59,318,040
Less accumulated
  depreciation          (27,211,314)      (25,193,487)
Net rental equipment     32,225,820        34,124,553

Total assets           $ 34,437,868      $ 36,736,081

Liabilities and
  partners' capital

Accrued management
  fees                 $    106,426      $    103,996
Accrued interest
  expense                    47,622            52,260
Accounts payable and
  accrued expenses           42,060            43,058
Deferred income              27,498            42,889
Notes Payable            18,966,483        20,923,341
Total liabilities        19,190,089        21,165,544

Partners' capital:
General Partner:
 Capital contribution         1,000             1,000
 Cumulative net income       16,406            11,955
 Cumulative cash
  distributions            (331,098)         (323,420)
                           (313,692)         (310,465)
Limited Partners
  (506,776 units):
 Capital contributions,
net of offering costs    46,201,039        46,201,039
 Cumulative net income    1,624,052         1,183,419
 Cumulative cash
   distributions        (32,263,620)      (31,503,456)
                         15,561,471        15,881,002

Total partners' capital  15,247,779        15,570,537

Total liabilities and
partners' capital      $ 34,437,868      $ 36,736,081

                CSA INCOME FUND IV LIMITED PARTNERSHIP

                       STATEMENTS OF OPERATIONS

                        Quarters Ended March 31,
                            (Unaudited)

                                1998          1997
Revenues:
Rental income              $ 3,739,601    $ 2,915,302
Interest income                 13,406         60,391
Gain on sale of equipment       30,737        364,148
Net gain on foreign
 currency transactions          16,453          8,374
    Total revenues           3,800,197      3,348,215

Costs and expenses:
Depreciation                 2,514,897      2,064,766
Interest                       426,645        120,172
Management fees                357,429        300,697
General and administrative      56,142         71,912
Total expenses               3,355,113      2,557,547

Net income                 $   445,084    $   790,668

Net income allocation:
General Partner            $     4,451    $     7,907
Limited Partners               440,633        782,761
                           $   445,084    $   790,668


Net income per
 weighted average
  Limited Partnership Unit $       .87    $      1.54

Number of weighted average
Limited Partnership Units      506,776        506,776


             CSA INCOME FUND IV LIMITED PARTNERSHIP

                   STATEMENTS OF CASH FLOWS

                  Quarter Ended March 31,

                        (Unaudited)


                                   1998          1997
Cash flows from operations:
Cash received from rental
  of equipment               $  3,735,160  $  2,644,117
Cash paid for operating and
  management expenses            (412,139)     (339,372)
Interest paid                    (431,283)     (120,172)
Interest received                  13,406        60,391
  Net cash from operations      2,905,144     2,244,964

Cash flow from investments:
Value added tax                         -        (1,983)
Purchase of equipment            (696,302)   (1,004,726)
Sale of equipment                 114,538     1,852,445
  Net cash provided by
    (used for) investments       (581,764)      845,736

Cash flows from financing:
Advances to/from affiliates      (332,986)   (1,399,002)
Proceeds from notes payable       321,302       566,858
Repayment of notes payable     (2,278,160)   (1,838,650)
Payment of cash distributions    (767,842)   (1,023,790)
      Net cash used for
  financing                    (3,057,686)   (3,694,584)

Net change in cash
  and cash equivalents           (734,306)     (603,884)
Cash and cash equivalents
  at beginning of period        1,746,766     1,187,208
Cash and cash equivalents
  at end of period           $  1,012,460  $    583,324


CSA INCOME FUND IV LIMITED PARTNERSHIP

NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31,1997.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV
Limited Partnership as of March 31, 1998 and March 31,
1997 and the results of operations and cash flows for the periods presented therein.

                CSA INCOME FUND IV LIMITED PARTNERSHIP

                             FORM 10-Q

            GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Gross rental income was $3,739,601 and $2,915,302 and net income was $445,084 and $790,668 for the quarters ended March 31, 1998 and 1997, respectively. The increase in gross rental income was due primarily to the new equipment leases added during 1997. The decrease in net income was primarily due to the lower gain on sale of equipment recorded in the quarter ended March 31, 1998 of $30,737 as compared to $364,148 for the same period in 1997.

The Partnership generated $3,019,682 in cash flow from operations and from the sale of equipment during the three months ended March 31, 1998. This cash along with cash on hand was used to purchase equipment, repay debt and pay cash distributions to the partners. The
Partnership acquired $696,302 in additional equipment, repaid $2,278,160 of notes payable and made cash distributions to partners of $767,842.

The Partnership paid distributions of $.50 per limited
Partnership unit on the 15th of January, February and March 1998.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 52% to 74% of their initial investment, depending on when the Limited
Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased.

Management, reviews the Partnership's projected performance on a periodic basis. Based on that analysis the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon. However, the magnitude of the return may be lower than originally anticipated at the inception of the Partnership. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution and the General Partner intends to pursue additional lease investment opportunities to increase the Partnership's distributions.

          CSA INCOME FUND IV LIMITED PARTNERSHIP


                        PART II

Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security
         Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a)Exhibits - Rxhibit 27 Financial Data
            Schedule
         (b)Reports on Form 8-K - There were no reports filed during the first quarter of 1998.


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               CSA Income Fund IV Limited
               Partnership (Registrant)
               By its General Partner,
               CSA Lease Funds, Inc.






Date: 05/15/98                 /s/ J. Frank Keohane
                               J. Frank Keohane
                               President
                               Principal Executive
                               Officer




Date: 05/15/98                 /s/ Richard P. Timmons
                               Richard P. Timmons
                               Corporate Controller
                               Principal Accounting and
                               Finance Officer














	Form 10-Q - Page 8