Form 10-Q
period 1998-06-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1998-08-14
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1998

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
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                  (Unaudited)
                                    June 30,                  December 31,
                                      1998                       1997
Assets

Cash and cash equivalents         $    563,267              $  1,746,766
Rentals receivable                     512,703                   559,640
Value added tax receivable                   -                     3,028
Accounts receivable - affiliates     1,408,107                   292,804
Other receivable                             -                     9,290

Rental equipment, at cost           61,698,042                59,318,040
Less accumulated depreciation      (29,249,623)              (25,193,487)
  Net rental equipment              32,448,419                34,124,553

   Total assets                   $ 34,932,496              $ 36,736,081

Liabilities and partners' capital

Accrued management fees           $    133,332              $    103,996
Accrued interest expense                42,862                    52,260
Accounts payable                        19,431                    43,058
Deferred income                         20,711                    42,889
Notes payable                       19,161,430                20,923,341

   Total liabilities                19,377,766                21,165,544

Partners' capital:
General Partner:
 Capital contribution                    1,000                     1,000
 Cumulative net income (loss)           27,154                    11,955
 Cumulative cash distributions        (338,777)                 (323,420)
                                      (310,623)                 (310,465)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039                46,201,039
 Cumulative net income (loss)        2,688,098                 1,183,419
 Cumulative cash distributions     (33,023,784)              (31,503,456)
                                    15,865,353                15,881,002

Total partners' capital             15,554,730                15,570,537

   Total liabilities and
    partners' capital             $ 34,932,496              $ 36,736,081


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX
                   MONTH PERIODS ENDED JUNE 30, 1998 AND 1997


                             Three Months               Six Months
                               June 30,                   June 30,
                           1998          1997        1998        1997
Revenues:
  Rental income         $ 3,950,009 $ 2,620,603 $ 7,689,610  $ 5,535,905
   Interest income           27,155      12,637      40,561       73,028
   Gain on sale
    of equipment            616,317      67,534     647,054      431,682
   Net gain (loss) on
    foreign currency         (1,010)     10,521      15,443       18,895
     Total revenues       4,592,471   2,711,295   8,392,668    6,059,510


Costs and expenses:
  Depreciation            2,682,531   1,303,200   5,197,428    3,367,966
  Interest                  405,984     154,154     832,629      274,326
  Management fees           361,906     289,916     719,335      590,613
  General and
   administrative            67,256      63,298     123,398      135,210
     Total expenses       3,517,677   1,810,568   6,872,790    4,368,115

Net income              $ 1,074,794  $  900,727 $ 1,519,878  $ 1,691,395

Net income allocation:
  General Partner       $    10,748  $    9,007 $    15,199  $    16,914
  Limited Partners        1,064,046     891,720   1,504,679    1,674,481
                        $ 1,074,794  $  900,727 $ 1,519,878  $ 1,691,395


Net income per
 weighted average
 Limited Partnership
 Unit                   $      2.10  $     1.76 $      2.97  $      3.30

Number of weighted
 average Limited
 Partnership Units          506,776     506,776     506,776      506,776

                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
            AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

                         Three Months Ended       Six Months Ended
                              June 30,                 June 30,
                          1998       1997          1998       1997
Cash flows from
 operations:
  Cash received from
   rental of
   equipment            $ 3,994,653 $ 2,785,362 $ 7,729,813  $ 5,429,479
  Cash paid for
   operating and
   management expenses     (424,886)   (300,847)   (837,025)    (640,219)
  Interest paid            (410,744)   (162,204)   (842,027)    (282,376)
  Interest received          27,155      12,637      40,561       73,028
   Net cash from
    operations            3,186,178   2,334,948   6,091,322    4,579,912

Cash flow from investments:
  Value added tax                 -       1,967           -          (16)
  Purchase of equipment  (3,392,221) (4,539,068) (4,088,523)  (5,543,794)
  Sale of equipment       1,109,035     223,689   1,223,573    2,076,134
   Net cash from (used
  for) investments       (2,283,186) (4,313,412) (2,864,950)  (3,467,676)

Cash flows from financing:
  Advances to/from
   affiliates              (779,289)    663,539  (1,112,275)    (735,463)
  Proceeds from notes
   payable                2,664,067   3,581,186   2,985,369    4,148,044
  Repayment of notes
   payable               (2,469,121) (1,062,180) (4,747,281)  (2,900,830)
  Payment of cash
   distributions           (767,842) (1,023,789) (1,535,684)  (2,047,579)
    Net cash used
      for financing      (1,352,185)  2,158,756  (4,409,871)  (1,535,828)

Net change in cash and
  cash equivalents         (449,193)    180,292  (1,183,499)    (423,592)
Cash and cash equivalents
  at beginning of period  1,012,460     583,324   1,746,766    1,187,208
Cash and cash equivalents
  at end of period       $  563,267  $  763,616  $  563,267   $  763,616

CSA INCOME FUND IV LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements of the Partnership presented herein are without audit except for balance sheet information as of December 31, 1997. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income was $3,950,009 and $2,620,603 and net income was $1,074,794 and $990,727 for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, rental income was $7,689,610 and $5,535,905, and net income was $1,519,878 and $1,691,395.
The increase in gross rental income was due primarily to the new equipment leases added during 1998 and 1997. The increase in net income was primarily due to the gain on sale of equipment recorded in the quarter ended June 30, 1998 of $616,317 as compared to $67,534 for the same period in 1997.

The Partnership generated $7,314,895 from operations and sales of equipment during the six months ended June 30, 1998. During this period, the Partnership used these funds, funds received from debt financings and cash on hand to acquire additional equipment of $4,088,523, make payments on notes payable of $4,747,281 and make distributions to partners of $1,535,684.

The Partnership paid distributions of $.50 per Limited Partnership unit on the 15th of April, May, and June 1998. To date, the Partnership has made cash distributions to the Limited Partners ranging from 53% to 75% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions for as long as the equipment continues to be leased.

Management reviews the Partnership's projected performance on a periodic basis. Based on that analysis, the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon. However, the magnitude of the return may be lower than originally anticipated at the inception of the Partnership. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.


CSA INCOME FUND IV LIMITED PARTNERSHIP
PART II

Item 1 - Legal Proceedings
     None

Item 2 - Changes in Securities
     None

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - There were no reports filed during the second quarter of 1998.


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



                         CSA Income Fund IV Limited Partnership
                          Partnership (Registrant)
                         By its General Partner,
                          CSA Lease Funds, Inc.






Date:
                                          /s/ J. Frank Keohane
                                          President
                                          Principal Executive Officer





Date:
                                          /s/ Richard P. Timmons
                                          Corporate Controller
                                          Principal Accounting and
                                          Finance Officer