Form 10-Q
period 1998-09-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1998-11-13
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998

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

                            Yes:   X     No:

                         PART I - FINANCIAL INFORMATION


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                  (Unaudited)
                                 September 30,                 December 31,
                                      1998                         1997
Assets

Cash and cash equivalents         $  1,004,377              $  1,746,766
Rentals receivable                     462,223                   559,640
Value added tax receivable                   -                     3,028
Accounts receivable - affiliates       291,867                   292,804
Other receivable                             -                     9,290

Rental equipment, at cost           63,775,808                59,318,040
Less accumulated depreciation      (31,959,531)              (25,193,487)
  Net rental equipment              31,816,277                34,124,553

   Total assets                   $ 33,574,744              $ 36,736,081

Liabilities and partners' capital

Accrued management fees           $    140,024              $    103,996
Accrued interest expense                37,977                    52,260
Accounts payable                        20,976                    43,058
Deferred income                          9,315                    42,889
Notes payable                       17,987,006                20,923,341

   Total liabilities                18,195,298                21,165,544

Partners' capital:
General Partner:
 Capital contribution                    1,000                     1,000
 Cumulative net income (loss)           33,078                    11,955
 Cumulative cash distributions        (346,454)                 (323,420)
                                      (312,376)                 (310,465)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039                46,201,039
 Cumulative net income (loss)        3,274,732                 1,183,419
 Cumulative cash distributions     (33,783,949)              (31,503,456)
                                    15,691,822                15,881,002

Total partners' capital             15,379,446                15,570,537

   Total liabilities and
    partners' capital             $ 33,574,744              $ 36,736,081

                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE
                   MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


                             Three Months               Nine Months
                             September 30,              September 30,
                           1998          1997        1998        1997
Revenues:
  Rental income         $ 4,103,051 $ 3,297,176 $11,792,661  $ 8,833,081
   Interest income           17,233      20,104      57,794       93,132
   Gain on sale
    of equipment             48,852     219,669     695,906      651,351
   Net gain (loss) on
    foreign currency          1,704      (8,767)     17,147       10,128
     Total revenues       4,170,840   3,528,182  12,563,508    9,587,692


Costs and expenses:
  Depreciation            2,746,065   2,103,465   7,943,493    5,471,431
  Interest                  404,981     386,758   1,237,610      661,084
  Management fees           366,692     310,036   1,086,027      900,649
  General and
   administrative            60,544      56,732     183,942      191,942
     Total expenses       3,578,282   2,856,991  10,451,072    7,225,106

Net income              $   592,558  $  671,191 $ 2,112,436  $ 2,362,586

Net income allocation:
  General Partner       $     5,926  $    6,712 $    21,125  $    23,626
  Limited Partners          586,632     664,479   2,091,311    2,338,960
                        $   592,558  $  671,191 $ 2,112,436  $ 2,362,586


Net income per
 weighted average
 Limited Partnership
 Unit                   $      1.16  $     1.32 $      4.13  $      4.62

Number of weighted
 average Limited
 Partnership Units          506,776     506,776     506,776      506,776




                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
          AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                         Three Months Ended        Nine Months Ended
                            September 30,           September 30,
                          1998       1997          1998       1997
Cash flows from
 operations:
  Cash received from
   rental of
   equipment            $ 4,146,867 $ 3,580,947 $11,876,680  $ 9,010,426
  Cash paid for
   operating and
   management expenses     (418,998)   (347,188) (1,256,023)  (1,014,407)
  Interest paid            (409,867)   (391,162) (1,251,894)    (673,538)
  Interest received          17,233      20,104      57,794       93,132
   Net cash from
    operations            3,335,235   2,835,701   9,426,557    7,415,613

Cash flow from investments:
  Value added tax                 -      65,471           -       65,455
  Purchase of equipment  (2,276,516)(14,578,910) (6,365,039) (20,122,704)
  Sale of equipment         211,445   2,550,286   1,435,018    4,626,420
   Net cash from (used
  for) investments       (2,065,071)(11,963,153) (4,930,021) (15,430,829)

Cash flows from financing:
  Advances to/from
   affiliates             1,113,211    (612,605)        937   (1,348,068)
  Proceeds from notes
   payable                1,643,355  13,339,433   4,628,724   17,487,477
  Repayment of notes
   payable               (2,817,779) (1,821,363) (7,565,060)  (4,722,193)
  Payment of cash
   distributions           (767,842)   (767,842) (2,303,527)  (2,815,421)
    Net cash used
      for financing        (829,055) 10,137,623  (5,238,926)   8,601,795

Net change in cash and
  cash equivalents          441,109   1,010,171    (742,390)     586,579
Cash and cash equivalents
  at beginning of period    563,267     763,616   1,746,766    1,187,208
Cash and cash equivalents
  at end of period       $1,004,376  $1,773,787  $1,004,376   $1,773,787


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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Total revenue was $4,170,840 and $3,528,182 and net income was $592,558 and $671,191 for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, total revenue was $12,563,508 and $9,587,692, and net income was $2,112,436 and
$2,362,586. The increase in total revenue was due primarily to the new equipment leases added during 1998 and 1997. The decrease in net income was primarily due to the recording of $219,699 in gains on sale of equipment in the quarter ended September 30, 1997 vs $48,852 for the same period in 1998.

The Partnership generated cash flow of $10,861,575 from operations and sales of equipment during the nine months ended September 30, 1998. During this period, the Partnership used these funds, funds received from debt financings and cash on hand to acquire additional equipment of $6,365,039, make payments on notes payable of $7,565,060 and make distributions to partners of $2,303,527.

The Partnership paid distributions of $.50 per Limited Partnership unit on the 15th of July, August, and September 1998. To date, the Partnership has made cash distributions to the Limited Partners ranging from 55% to 77% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions for as long as the equipment continues to be leased.

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

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27  Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the third quarter of 1998.


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



                         CSA Income Fund IV Limited Partnership
                          Partnership (Registrant)
                         By its General Partner,
                          CSA Lease Funds, Inc.






Date: 11/13/98
                                          /s/ J. Frank Keohane
                                          President
                                          Principal Executive Officer





Date: 11/13/98
                                          /s/ Richard P. Timmons
                                          Corporate Controller
                                          Principal Accounting and
                                          Finance Officer