Form 10-K
period 1998-12-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1999-04-07
CIK 858801

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      Commission file number 33-32744
December 31,1998

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

                                              Number of Units
    Title of Each Class                       at December 31, 1998
Units of Limited Partnership                      506,776
Interest:  $100 per unit

                  DOCUMENTS INCORPORATED BY REFERENCE
           Portions of Part IV are incorporated by reference
             to Amendment No. 1 to Form S-1 and Form S-1,
                    Registration No. 33-32744

The exhibit index is located on pages 18 and 19.

                              Part I

Item 1.  Business

CSA Income Fund IV Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Lease Funds, Inc. (an affiliate of CSA Financial Corp.), the sole General Partner, and as of December 31, 1998, 2,725 Limited Partners owning 506,776 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners aggregated $50,677,600. The Partnership was formed on December 21, 1989 and commenced operations on April 18, 1990.

The Partnership was organized to engage in the business of acquiring income-producing equipment for investment. The Partnership's principal objectives are:

1. To acquire and lease equipment, primarily through Operating Leases, to generate income during their entire useful life;

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


The Partnership's equipment may include:

1. New and reconditioned computer peripheral equipment, computer terminal systems and data processing systems manufactured by companies such as Compaq Computer Corporation, Dell Computer Corporation, EMC Corporation and International Business Machines, Inc. (IBM).

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

4. New highway transportation equipment and new and reconditioned transportation equipment consisting primarily of tractors, trailers, trucks, intermodal equipment, railroad rolling stock, passenger vehicles and corporate or commercial aircraft.

5. Miscellaneous other types of equipment which meet the investment objectives of the Partnership.

The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers, dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing.Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.

As of December 31, 1998, substantially all of the remaining equipment in the Partnership's portfolio was leased under 143 separate leases to 75 lessees.
The lessees providing at least 10% of total revenues during 1998 are as follows:

    Siemens Business Communications Systems, Inc.     21%
    America Online Inc.                               20%

As of December 31, 1998, approximately 14% of the Partnership's equipment Portfolio (based on cost) is leased outside the United States. The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

Item 2.  Properties

The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner, CSA Lease Funds, Inc. ("CLF"), has exclusive control over all aspects of the business of the Partnership, including provision of any necessary office space. As such, CLF will be compensated through Management fees and reimbursement of General and Administrative costs related to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner, however, will be any of the following: (1)Expenditures for rent or utilities;
(2) Capital equipment and the related depreciation; and (3) Certain other administrative items.


Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                   PART II

Item 5.  Market for the Registrant's Equity Securities and Related
         Security Holder Matters
a. The Partnership's limited partnership interests are not publicly traded. There is no active market for the Partnership's limited partnership interests and it is unlikely that one will develop. However, partners have received offers to purchase their Limited Partnership units from third parties. In such cases the General Partner has recommended the partner should consult their Financial Advisor. If the partner were still intent on selling their units, The General Partner, through its affiliates CSA Financial Corp. ("CSA"), would be willing to make an offer. In certain cases, CSA has purchased Partnership units.

b. Approximate Number of Equity Security Holders:

               Title of Class               Number of Limited Partners
    Units of Limited Partnership Interests      as of 12/31/98
                  506,776                            2,725

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. The information should be used in conjunction with the Financial Statements and Notes thereto, and the General Partner's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this Report.

                        Years Ended December 31,
                  (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                  1998        1997        1996         1995       1994
Total
Revenues        $16,987     $13,488      $17,641       $21,917    $21,735

Net Income        2,671       2,716        1,772           858      2,356

Net Income
 per Limited
 Partnership
 Unit              5.22        5.31         3.46          1.68       4.60

Total Assets     30,692      36,736       25,498       33,734      48,111

Notes Payable    15,204      20,923        7,573       13,804      23,329

Limited Recourse
 Notes Payable        -            -         229          581         757

Cash Distribution
 per Limited
 Partnership Unit
 Outstanding       $6.00      $ 7.00      $ 8.00       $ 8.00      $ 8.00

Item 7. General Partner's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
Rental income for the years ended December 31, 1998, 1997 and 1996 was $16,031,035, $12,413,441, and $17,428,344, respectively. The increase in rental income during 1998 was primarily due to the additional leases added in the second half of 1997 and during 1998 with lessees such as America Online Inc., Siemens Business Communications Systems, Inc. and Unisys Corporation.

Net income for the years ended December 31, 1998, 1997 and 1996 was $2,670,654, $2,716,253, and $1,772,216, respectively. The increase in 1998 and 1997 is primarily attributable to lower levels of depreciation which were the result of the use of accelerated methods of depreciation for a portion of the Partnership's portfolio in prior years. Net income was also affected by a gain on sale of equipment of $863,210, $865,137, and $108,293 for the years ended 1998, 1997 and 1996, which gains can be sizable since a portion of this equipment may be fully depreciated. Depreciation expense for 1998, 1997 and 1996 was $10,967,117, $8,072,215, and $13,095,023, respectively.

Interest income for 1998, 1997 and 1996 was $69,999, $124,960, and $90,473,
respectively. Interest expense was $1,626,363, $1,123,693, and $1,065,689 for the years ended December 31, 1998, 1997, and 1996, respectively.

Liquidity and Capital Resources
During 1998, the Partnership generated $13,021,294 in cash flow from operations and $2,237,768 from the sale of equipment. The Partnership utilized these funds proceeds from notes payable of $5,070,515 and cash on hand to acquire additional equipment of $7,423,505, reduce outstanding notes payable by $10,790,020 and make cash distributions of $3,071,370.

The General Partner has put in place a year 2000 ("Y2K) compliance plan and it is currently in the process of implementation. A review of the company's computer and communication systems was completed. The implementation was started in 1998 and is anticipated to be completed by mid-1999. The General Partner has designated a Y2K implementation and contact person to coordinate all of the third party compliance documentation. The General Partner has confirmed that a significant portion of the third party relationships have or are in the process of completing their individual year 2000 compliance.

As of December 31, 1998, the Partnership had approximately $1,122,000 in equipment off lease and in storage. This off lease equipment consists primarily of six (6) IBM 3900 high speed laser printers, one of which was sold in January 1999 for $195,000. The General Partner expects to remarket the remaining five (5) of these printers for approximately similar amounts.

The Partnership will continue to invest in select short term leases that will maximize the total return of the Limited Partners. On February 23, 1999, the Partnership reached its five year Anniversary Date of Closing. As of that anniversary date, no additional cash receipts from operations or sale of equipment can be used for purchase of equipment. However, cash on hand and cash from the financing of existing leases may be used for purchase of equipment. The Partnership has approximately $2,300,000 available to invest in equipment during 1999.

The Partnership's liquidity is determined by cash from operations provided by the leases currently in place. It is expected that this cash flow will be sufficient to service outstanding debt, pay monthly distributions to the partners and meet any other commitments and obligations which may arise in the ordinary course of business.The Partnership's future liquidity will be dependent upon the addition of leased equipment, the sale and/or re-lease of equipment as it comes off lease and the level of debt service.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 56% to 78% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased.

Management reviews the Partnership's projected performance on a periodic basis. Based on an analysis of the remaining assets in the Partnership's portfolio completed as part of the annual audit process, the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon. However, the magnitude of the return may be lower than originally anticipated at the inception of the Partnership. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution and the General Partner intends to pursue additional lease investment opportunities to increase the Partnership's return on investment.

Quarterly Financial Data - unaudited

Summarized unaudited quarterly financial data for the years ended
December 31, 1998 and 1997 are as follows:

1998 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $4,423,594   $4,170,840   $4,592,471   $3,800,197
Net Income *            558,218      592,558    1,074,794      445,084
Net Income *
  Per Limited
  Partnership Unit
  Outstanding              1.09         1.16         2.10          .87
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding              1.50         1.50         1.50         1.50

1997 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $3,899,845   $3,528,182   $2,711,295   $3,348,215
Net Income *            353,667      671,191      900,727      790,668
Net Income *
  Per Limited
  Partnership Unit
  Outstanding              .69         1.32         1.76          1.54
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding             1.50         1.50         2.00          2.00


* The fourth quarter of 1998 includes no adjustments to residual values.
In 1997, the Partnership recorded a $74,500 charge to expense for adjustments to residual values anticipated at that time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements




                       CSA Income Fund IV Limited Partnership

                          Index to Financial Statements


                                                          Page
                                                          Number
Independent Auditors' Report                                8

Statements of Financial Position
as of December 31, 1998 and 1997                            9

Statements for the Years Ended
December 31, 1998, 1997 and 1996


   Operations                                               10

   Cash Flows                                               11

   Changes in Partners' Capital (Deficit)                   12


Notes to Financial Statements                               13


                         INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund IV Limited Partnership


We have audited the accompanying statements of financial position of CSA Income Fund IV Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, cash flow, and changes in partners' capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund IV Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.





                                \s\ Sullivan Bille, P.C.



Boston, Massachusetts
March 16, 1999


                       CSA INCOME FUND IV LIMITED PARTNERSHIP
                       Statements of Financial Position as of
                              December 31, 1998 and 1997


                                           1998            1997
Assets
Cash and cash equivalents             $   560,193      $ 1,746,766
Rentals receivable                        391,628          559,640
Value added tax receivable                      -            3,028
Accounts receivable-affiliates            524,059          292,804
Other receivable                          218,343            9,290

Rental equipment, at cost              59,956,146       59,318,040
   Less accumulated depreciation      (30,958,816)     (25,193,487)

         Net rental equipment          28,997,330       34,124,553


Total assets                          $30,691,553      $36,736,081


Liabilities and Partners' Capital
Accrued management fees               $   127,500      $   103,996
Accrued interest expense                   32,965           52,260
Accounts payable                           24,745           43,058
Deferred income                           132,686           42,889
Notes payable                          15,203,836       20,923,341

         Total liabilities             15,521,732       21,165,544

Partners' capital:
  General Partner:
   Capital contribution                     1,000            1,000
   Cumulative net income                   38,662           11,955
   Cumulative cash distributions         (354,134)        (323,420)
                                         (314,472)        (310,465)
  Limited Partners (506,776 units):
   Capital contributions net of
    offering costs                     46,201,039       46,201,039
   Cumulative net income                3,827,366        1,183,419
   Cumulative cash distributions      (34,544,112)     (31,503,456)
                                       15,484,293       15,881,002
   Total partners' capital             15,169,821       15,570,537

Total liabilities and
     partners' capital                 30,691,553      $36,736,081

        See accompanying notes to financial statements.

                     CSA INCOME FUND IV LIMITED PARTNERSHIP

                         Statements of Operations
             for the years ended December 31, 1998, 1997 and 1996


                                 1998            1997            1996
Revenue:
  Rental income              $16,031,035     $12,413,441    $17,428,344
  Interest income                 69,999         124,960         90,473
  Gain on sale of
   equipment                     863,210         865,137        108,293
  Net gain on foreign
   currency transactions          22,858          83,999         13,884
     Total revenue            16,987,102      13,487,537     17,640,994


Expenses:
  Depreciation and
   amortization               10,967,117       8,072,215     13,095,023
  Interest                     1,626,363       1,123,693      1,065,689
  Management fee               1,456,914       1,288,394      1,399,993
  General and
   administrative                266,054         286,982        308,073

     Total expenses           14,316,448      10,771,284     15,868,778

  Net income                 $ 2,670,654     $ 2,716,253    $ 1,772,216

Income allocation:
   General Partner           $    26,707     $    27,163    $    17,722
   Limited Partners            2,643,947       2,689,090      1,754,494


                              $2,670,654     $ 2,716,253    $ 1,772,216

Net income per
   Limited Partnership Unit   $     5.22     $      5.31    $      3.46

Number of
Limited Partnership
units outstanding               506,776          506,776        506,776



               See accompanying notes to financial statements.


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                         Statements of Cash Flows for the
                  years ended December 31, 1998, 1997 and 1996

                                     1998             1997         1996
Cash flows from operations:
 Cash received from rental
  of equipment                     $16,314,730    $13,073,527   $16,783,224
 Cash paid for operating and
  management expenses               (1,717,777)   ( 1,511,339)   (1,703,797)
 Interest paid                      (1,645,658)   ( 1,141,088)   (1,109,596)
 Interest received                      69,999        124,960        90,473

   Net cash from operations         13,021,294     10,546,060    14,060,304


Cash flows from investments:
 Value added tax deposits                     -        77,483         9,402
 Purchase of equipment               (7,423,505)  (24,487,895)  (13,050,318)
 Sale of equipment                    2,237,768     5,793,771     2,994,079

   Net cash used for
     investments                     (5,185,737)  (18,616,641)  (10,046,837)


Cash flows from financing:
 A/P equipment purchases                      -             -       (84,691)
 Advances (to) from
  affiliates                           (231,255)     (908,343)    1,142,250
 Proceeds from notes payable          5,070,515    19,876,925     4,014,939
 Repayment of notes payable         (10,790,020)   (6,755,179)  (10,598,644)
 Payment of cash
  distributions                      (3,071,370)   (3,583,264)   (4,095,160)
   Net cash (used for)
     provided by financing           (9,022,130)    8,630,139    (9,621,306)

Net change in cash and
  cash equivalents                   (1,186,573)      559,558    (5,607,839)


Cash and cash equivalents
  at beginning of year                1,746,766     1,187,208     6,795,047


Cash and cash equivalents
  at end of year                    $   560,193   $ 1,746,766   $ 1,187,208


          See accompanying notes to financial statements.


                    CSA INCOME FUND IV LIMITED PARTNERSHIP

            Statement of Changes in Partners' Capital (Deficit)

              For years ended December 31, 1998, 1997, and 1996


                                Limited        General
                                Partners       Partner        Total
Balance at December 31,1995     $19,039,057 $  (278,565)   $18,760,492

Net income                        1,754,494      17,722      1,772,216

Cash distributions               (4,054,208)   ( 40,952)    (4,095,160)


Balance at December 31, 1996     16,739,343    (301,795)    16,437,548


Net income                        2,689,090      27,163      2,716,253

Cash distributions               (3,547,431)   ( 35,833)    (3,583,264)

Balance at December 31, 1997     15,881,002    (310,465)    15,570,537


Net income                        2,643,947      26,707      2,670,654

Cash distributions               (3,040,656)   ( 30,714)    (3,071,370)

Balance at December 31, 1998    $15,484,293 $  (314,472)   $15,169,821

See accompanying notes to financial statements

                             CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements
                                          December 31, 1998

(1)  Organization
CSA Income Fund IV Limited Partnership ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on December 21, 1989 with an initial investment of $1,000, from its sole General Partner, CSA Lease Funds, Inc. and the purchase of 10 Limited Partnership Units at $100 each by an initial Limited Partner. The Partnership's primary activity is to invest in equipment to be leased to third parties. On February 22, 1990, the Partnership began its offering of Limited Partnership Units. The Partnership commenced operations on April 18, 1990. As of December 31, 1998, the Partnership has 506,776 units of Limited Partnership interest outstanding representing aggregate capital contributions of $50,677,600.

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

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual value of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. In connection with this review, there was no residual values adjustments in 1998. In the years ended December 31, 1997 and 1996, the Partnership recorded additional charges of $74,500 and $300,000, respectively, to depreciation expense.

Deferred income represents prepaid rentals received for active leases that are recognized when earned.

No provision for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partners' individual taxable income or loss as reported on form K-1. Partnership taxable income (loss) in 1998, 1997 and 1996 was $1,271,389, ($7,349,952), and $1,628,070, respectively. The differences between Partnership taxable income and book income are primarily

                            CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements

due to the difference between tax and book depreciation methods and the related differences in the gain or loss on sales of equipment.

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

(3)  Rental Equipment
The Partnership purchases equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership is equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost. In accordance with Section 6.4 (b) of the Partnership Agreement, the total of all acquisition fees paid to the General Partner shall not exceed 15% of the total Capital Contributions received by the Partnership.
This lifetime acquisition fee limit was met during 1996 and the General
Partner is no Longer paid acquisition fees on any new Partnership equipment acquisitions. On February 23, 1998, the Partnership reached its five year Anniversary Date of Closing. As of that anniversary date, no additional cash receipts from operations or sale of equipment can be used for the purchase of equipment. However, cash on hand and cash from the financing of existing leases may be used for purchase of equipment. The Partnership has approximately $2,300,000 available to invest in equipment during 1999.

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                   Beginning                                Ending
                    Balance       Additions      Sales      Balance
Costs for years ended:

December 31, 1996  $77,469,983   $13,050,318  $31,085,950  $59,434,351

December 31, 1997  $59,434,351   $24,487,895  $24,604,206  $59,318,040

December 31, 1998  $59,318,040   $ 7,423,505  $ 6,785,399  $59,956,146

Accumulated depreciation for
the years ended:

December 31, 1996  $51,633,820   $13,095,023  $28,082,483  $36,646,360

December 31, 1997  $36,646,360   $ 8,072,215  $19,525,088  $25,193,487

December 31, 1998  $25,193,487   $10,967,117  $ 5,201,788  $30,958,816


                            CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements

(4)  Leases
As of December 31, 1998, substantially all of the Partnership's equipment was leased under 143 separate leases to 75 lessees. Approximately 14% of the Partnership's equipment portfolio (based on cost) has been leased outside the United States. Two lessees represented approximately 41% (21% and 20%, respectively) of the Partnership's revenues in 1998 as compared to two lessees representing 28% (15% and 13%, respectively) in 1997 and two lessees representing 35% (20% and 15%, respectively) in 1996.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:

                          Year                 Amount
                          1999               $11,990,653
                          2000                 6,908,804
                          2001                 1,693,163
                                             $20,592,620




(5)  Notes Payable
Notes payable consist of nonrecourse notes due in monthly, quarterly and annual installments, with interest rates that range from 6.25% to 10.50% per annum. Such notes are collateralized by equipment with a cost of $38,349,453. Annual maturities of notes payable at December 31, 1998, are as follows:

                            Year                Amount
                            1999             $ 8,931,367
                            2000               4,853,173
                            2001               1,419,296
                                             $15,203,836


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

(7)  Related Party Transactions
Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for 1998, 1997 and 1996 are as follows:

                                     1998            1997          1996
Equipment acquisition fees     $        -      $        -       $1,028,920
Management fee                  1,456,914       1,288,394        1,399,993
Reimbursable operating
  expenses                        172,879         182,862          169,016
                               $1,629,793      $1,471,256       $2,597,929

(8)  Net Cash Provided from Operations
The reconciliation of net income to net cash from operations for 1998, 1997 and 1996 is as follows:

                                  1998           1997            1996
Net Income                    $ 2,670,654     $ 2,716,253     $ 1,772,216
Gain on sale of equipment        (863,210)       (865,137)       (108,293)
Depreciation and
 amortization                  10,967,117       8,072,215      13,095,023
(Increase) decrease
 in receivables                   171,040         457,258        (507,459)
Other                                   -         133,090               -
(Decrease) Increase in payables
 and deferred income               75,693          32,381        (191,183)

Net cash from operations      $13,021,294     $10,546,060     $14,060,304


(9)  Net Gain on Foreign Currency Transactions
Net gain from foreign currency transactions resulted from exchange gains and losses on certain leases which call for the payment of rentals in British Pound Sterling.

                            CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements

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

     Name            Age        Title(s)            Elected
J. Frank Keohane      62   Director & President     04/01/88
Richard P. Timmons    44   Controller               03/01/95
Trevor A. Keohane     32   Director                 05/28/93


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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership
Units as of December 31, 1998.


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

 (b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 1998.

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

                           By its General Partner,
                           CSA Lease Funds, Inc.



Date:
                                 J. Frank Keohane
                                 President & Director
                                 Principal Executive Officer




Date:
                                  Richard P. Timmons
                                  Controller
                                  Principal Accounting and
                                  Finance Officer