Form 10-Q
period 1999-03-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1999-05-17
CIK 858801

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999

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

                PART I - FINANCIAL INFORMATION
            CSA INCOME FUND IV LIMITED PARTNERSHIP
      UNAUDITED STATEMENTS OF FINANCIAL POSITION AS OF

                           March 31,       December 31,
                             1999              1998
Assets

Cash and cash
  equivalents          $  3,258,583      $    560,193
Rentals receivable          539,601           391,628
Accounts receivable -
  affiliates                324,071           524,059
Other receivable             62,530           218,343

Rental equipment,
  at cost                59,113,853        59,956,146
Less accumulated
  depreciation          (33,457,000)      (30,958,816)
Net rental equipment     25,656,853        28,997,330

Total assets           $ 29,841,638      $ 30,691,553

Liabilities and
  partners' capital
Accrued management
  fees                  $   125,133      $    127,500
Accrued interest
  expense                    28,020            32,965
Accounts payable and
  accrued expenses           17,959            24,745
Deferred income             148,921           132,686
Notes Payable            14,701,765        15,203,836
Total liabilities        15,021,798        15,521,732

Partners' capital:
General Partner:
 Capital contribution         1,000             1,000
 Cumulative net income       42,841            38,662
 Cumulative cash
  distributions            (361,810)         (354,134)
                           (317,969)         (314,472)
Limited Partners
  (506,776 units):
 Capital contributions,
net of offering costs    46,201,039        46,201,039
 Cumulative net income    4,241,047         3,827,366
 Cumulative cash
   distributions        (35,304,277)      (34,544,112)
                         15,137,809        15,484,293

Total partners' capital  14,819,840        15,169,821

Total liabilities and
partners' capital      $ 29,841,638      $ 30,691,553

             CSA INCOME FUND IV LIMITED PARTNERSHIP

                   STATEMENTS OF OPERATIONS

                 Unaudited Quarters Ended March 31,

                                1999          1998
Revenues:
Rental income              $ 4,076,247    $ 3,739,601
Interest income                 10,829         13,406
Gain on sale of equipment       33,909         30,737
Net gain on foreign
 currency transactions           2,107         16,453
    Total revenues           4,123,092      3,800,197

Costs and expenses:
Depreciation                 2,979,524      2,514,897
Interest                       308,966        426,645
Management fees                347,633        357,429
General and administrative      69,109         56,142
Total expenses               3,705,232      3,355,113

Net income                 $   417,860    $   445,084

Net income allocation:
General Partner            $     4,179    $     4,451
Limited Partners               413,681        440,633
                           $   417,860    $   445,084


Net income per
 weighted average
  Limited Partnership Unit $       .82    $       .87

Number of weighted average
Limited Partnership Units      506,776        506,776


             CSA INCOME FUND IV LIMITED PARTNERSHIP
                   STATEMENTS OF CASH FLOWS
                Unaudited Quarter Ended March 31,

                                   1999          1998
Cash flows from operations:
Cash received from rental
  of equipment               $  3,946,617  $  3,735,160
Cash paid for operating and
  management expenses            (477,186)     (412,139)
Interest paid                    (313,911)     (431,283)
Interest received                  10,829        13,406
  Net cash from operations      3,166,349     2,905,144

Cash flow from investments:
Purchase of equipment                   -      (696,302)
Sale of equipment                 550,677       114,538
  Net cash provided by
    (used for) investments        550,677      (581,764)

Cash flows from financing:
Advances to/from affiliates       251,278      (332,986)
Proceeds from notes payable     2,409,058       321,302
Repayment of notes payable     (2,911,130)   (2,278,160)
Payment of cash distributions    (767,841)     (767,842)
      Net cash used for
  financing                    (1,018,635)   (3,057,686)

Net change in cash
  and cash equivalents          2,698,391      (734,306)
Cash and cash equivalents
  at beginning of period          560,193     1,746,766
Cash and cash equivalents
  at end of period           $  3,258,584  $  1,012,460



CSA INCOME FUND IV LIMITED PARTNERSHIP

NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31,1998.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV
Limited Partnership as of March 31, 1999 and March 31,
1998 and the results of operations and cash flows for the periods presented therein.

                CSA INCOME FUND IV LIMITED PARTNERSHIP

                             FORM 10-Q

            GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income for quarters ended March 31, 1999 and 1998 was $4,076,247 and $3,739,601, and net income was $417,860 and $445,084 for the quarters ended March 31, 1999 and 1998, respectively. The increase in rental income was due primarily to new equipment leases added during 1998. The decrease in net income was primarily due to the increase in depreciation expense associated with the equipment purchased in 1998. The gain on sale of equipment recorded in the quarter ended
March 31, 1999 was $33,909 as compared to $30,737 for the same period in 1998.

The Partnership generated $3,717,026 in net cash flow from operations and from the sale of equipment during the three months ended March 31, 1999. This cash was substantially used to repay debt and pay cash distributions to the partners.
The Partnership repaid $2,911,130 of notes payable and made cash distributions to partners of $767,841.

The Partnership paid distributions of $.50 per limited
Partnership unit on the 15th of January, February and March 1999.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 58% to 80% of their initial investment, depending on when the Limited
Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased.

Management, reviews the Partnership's projected performance on a periodic basis. Based on that analysis the General Partner presently estimates that the continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon. The General Partner will continue to report on the Limited Partners' return on investment with each cash distribution.

CSA INCOME FUND IV LIMITED PARTNERSHIP


                        PART II

Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security
         Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a)Exhibits - Rxhibit 27 Financial Data
            Schedule
         (b)Reports on Form 8-K - There were no reports filed during the first quarter of 1999.


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               CSA Income Fund IV Limited
               Partnership (Registrant)
               By its General Partner,
               CSA Lease Funds, Inc.






Date:                          /s/ J. Frank Keohane
                               J. Frank Keohane
                               President
                               Principal Executive
                               Officer




Date:                          /s/ Richard P. Timmons
                               Richard P. Timmons
                               Corporate Controller
                               Principal Accounting and
                               Finance Officer