Form 10-Q
period 1999-06-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1999-08-12
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999

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


                            Yes: X     No:

PART I - FINANCIAL INFORMATION


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                    (Unaudited)
                                    June 30,                  December 31,
                                      1999                       1998
Assets

Cash and cash equivalents         $  3,422,043              $    560,193
Rentals receivable                     322,873                   391,628
Accounts receivable - affiliates       296,591                   524,059
Other receivable                        85,966                   218,343

Rental equipment, at cost           58,751,585                59,956,146
Less accumulated depreciation      (35,935,073)              (30,958,816)

  Net rental equipment              22,816,512                28,997,330

   Total assets                   $ 26,943,985               $30,691,553

Liabilities and partners' capital

Accrued management fees           $     84,624              $    127,500
Accrued interest expense                22,541                    32,965
Accounts payable                        15,760                    24,745
Deferred income                        121,514                   132,686
Notes payable                       12,159,430                15,203,836

   Total liabilities                12,403,869                15,521,732

Partners' capital:
General Partner:
 Capital contribution                    1,000                     1,000
 Cumulative net income                  47,722                    38,662
 Cumulative cash distributions        (369,489)                 (354,134)
                                      (320,767)                 (314,472)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039                46,201,039
 Cumulative net income               4,724,285                 3,827,366
 Cumulative cash distributions     (36,064,441)              (34,544,112)
                                    14,860,883                15,484,293

Total partners' capital             14,540,116                15,169,821

   Total liabilities and
    partners' capital             $ 26,943,985              $ 30,691,553


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                   MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                             Three Months               Six Months
                               June 30,                   June 30,
                           1999          1998        1999        1998
Revenues:
  Rental income         $ 4,010,129 $ 3,950,009 $ 8,086,376  $ 7,689,610
   Interest income           45,018      27,155      55,847       40,561
   Gain on sale
    of equipment            104,907     616,317     138,816      647,054
   Net gain (loss) on
    foreign currency        ( 9,956)     (1,010)     (7,849)      15,443
     Total revenues       4,150,098   4,592,471   8,273,190    8,392,668


Costs and expenses:
  Depreciation            3,005,440   2,682,531   5,984,964    5,197,428
  Interest                  287,634     405,984     596,600      832,629
  Management fees           309,491     361,906     657,124      719,335
  General and
   administrative            59,414      67,256     128,523      123,398
     Total expenses       3,661,979   3,517,677   7,367,211    6,872,790

Net income              $   488,119  $1,074,794 $   905,979  $ 1,519,878

Net income allocation:
  General Partner       $     4,881  $   10,748 $     9,060  $    15,199
  Limited Partners          483,238   1,064,046     896,919    1,504,679
                        $   488,119  $1,074,794 $   905,979  $ 1,519,878


Net income per
 weighted average
 Limited Partnership
 Unit                   $      0.95  $     2.10 $      1.77  $      2.97

Number of weighted
 average Limited
 Partnership Units          506,776     506,776     506,776      506,776


                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE
            AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                         Three Months Ended       Six Months Ended
                              June 30,                 June 30,
                          1999       1998          1999       1998
Cash flows from
 operations:
  Cash received from
   rental of
   equipment            $ 4,189,489 $ 3,994,653 $ 8,136,106  $ 7,729,813
  Cash paid for
   operating and
   management expenses     (411,608)   (424,886)   (888,794)    (837,025)
  Interest paid            (293,113)   (410,744)   (607,024)    (842,027)
  Interest received          45,018      27,155      55,847       40,561
   Net cash from
    operations            3,529,786   3,186,178   6,696,135    6,091,322

Cash flow from investments:
Purchase of equipment      (308,800) (3,392,221)   (308,800)  (4,088,523)
  Sale of equipment         229,171   1,109,035     779,848    1,223,573
   Net cash from (used
  for) investments          (79,629) (2,283,186)    471,048   (2,864,950)

Cash flows from financing:
  Advances to/from
   affiliates                23,478    (779,289)    274,756   (1,112,275)
  Proceeds from notes
   payable                  190,153   2,664,067   2,599,211    2,985,369
  Repayment of notes
   payable               (2,732,487) (2,469,121) (5,643,617)  (4,747,281)
  Payment of cash
   distributions           (767,842)   (767,842) (1,535,683)  (1,535,684)
    Net cash used
      for financing      (3,286,698) (1,352,185) (4,305,333)  (4,409,871)

Net change in cash and
  cash equivalents          163,459    (449,193)  2,861,850   (1,183,499)
Cash and cash equivalents
  at beginning of period  3,258,584   1,012,460     560,193    1,746,766
Cash and cash equivalents
  at end of period       $3,422,043  $  563,267  $3,422,043   $  563,267


CSA INCOME FUND IV LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements of the Partnership presented herein are without audit except for balance sheet information as of December 31,1998. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of June 30, 1999 and June 30, 1998 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income was $4,010,129 and $3,950,009 and net income was $488,119 and $1,074,794 for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, rental income was $8,086,376 and $7,689,610, and net income was $905,979 and $1,519,878. The increase in rental income was due primarily to the new equipment leases added during 1998.The decrease in net income was primarily due to the gain on sale of equipment recorded in the quarter ended June 30, 1999 of $104,907 as compared to $616,317 for the same period in 1998.

The Partnership generated $7,475,983 from operations and sales of equipment during the six months ended June 30, 1999. During this period, the Partnership used these funds, funds received from debt financings and cash on hand to acquire additional equipment of $308,800, reduce notes payable of $5,643,617 and make distributions to partners of $1,535,683.

The Partnership paid distributions of $.50 per Limited Partnership unit on the 15th of April, May, and June 1999. To date, the Partnership has made cash distributions to the Limited Partners ranging from 59% to 81% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions for as long as the equipment continues to be leased.

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

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the second quarter of 1999.

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



                         CSA Income Fund IV Limited Partnership
                          Partnership (Registrant)
                         By its General Partner,
                          CSA Lease Funds, Inc.






Date:
                                          s/a/J. Frank Keohane
                                          President
                                          Principal Executive Officer





Date:
                                          S/a/Richard P. Timmons
                                          Corporate Controller
                                          Principal Accounting and
                                          Finance Officer