Form 10-Q
period 1999-09-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 1999-11-15
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1999

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

           Former name. former address and former fiscar year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes:   X     No:

                         PART I - FINANCIAL INFORMATION

                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF


                                  (Unaudited)
                                 September 30,                 December 31,
                                      1999                       1998
Assets

Cash and cash equivalents         $  4,172,193              $    560,193
Rentals receivable                     276,155                   391,628
Accounts receivable - affiliates       280,252                   524,059
Other receivable                        21,629                   218,343

Rental equipment, at cost           53,275,501                59,956,146
Less accumulated depreciation      (33,511,242)              (30,958,816)

  Net rental equipment              19,764,259                28,997,330

   Total assets                   $ 24,514,488              $ 30,691,553

Liabilities and partners' capital

Accrued management fees           $     69,060              $    127,500
Accrued interest expense                17,124                    32,965
Accounts payable                        13,671                    24,745
Deferred income                         79,822                   132,686
Notes payable                       10,334,827                15,203,836

   Total liabilities                10,514,504                15,521,732

Partners' capital:
General Partner:
 Capital contribution                    1,000                     1,000
 Cumulative net income                  49,999                    38,662
 Cumulative cash distributions        (377,168)                 (354,134)
                                      (326,169)                 (314,472)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039                46,201,039
 Cumulative net income               4,949,719                 3,827,366
 Cumulative cash distributions     (36,824,605)              (34,544,112)
                                    14,326,153                15,484,293

Total partners' capital             13,999,984                15,169,821

   Total liabilities and
    partners' capital             $ 24,514,488              $ 30,691,553


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE
                   MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


                             Three Months               Nine Months
                             September 30,              September 30,
                           1999          1998        1999        1998
Revenues:
  Rental income        $ 3,223,689  $ 4,103,051   $11,310,065  $11,792,661
   Interest income          61,886       17,233       117,733       57,794
   Gain on sale
    of equipment            91,183       48,852       230,000      695,906
   Net gain on
    foreign currency        20,974        1,704        13,125       17,147
     Total revenues      3,397,732    4,170,840    11,670,923   12,563,508


Costs and expenses:
  Depreciation           2,582,507    2,746,065     8,567,472    7,943,493
  Interest                 242,621      404,981       839,221    1,237,610
  Management fees          261,935      366,692       919,059    1,086,027
  General and
   administrative           82,958       60,544       211,480      183,942
     Total expenses      3,170,021    3,578,282    10,537,232   10,451,072

Net income              $  227,711  $   592,558    $1,133,691  $ 2,112,436

Net income allocation:
  General Partner       $    2,277  $     5,926    $   11,337  $    21,125
  Limited Partners         225,434      586,632     1,122,354    2,091,311
                        $  227,711  $   592,558    $1,133,691  $ 2,112,436


Net income per
 weighted average
 Limited Partnership
 Unit                   $     0.45  $      1.16     $    2.21  $      4.13

Number of weighted
 average Limited
 Partnership Units         506,776      506,776       506,776      506,776

                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
          AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


                         Three Months Ended        Nine Months Ended
                            September 30,           September 30,
                          1999       1998          1999       1998
Cash flows from
 operations:
  Cash received from
   rental of
   equipment            $3,249,691  $ 4,146,867  $11,385,797  $11,876,680
  Cash paid for
   operating and
   management expenses    (362,550)    (418,998)  (1,251,344)  (1,256,023)
  Interest paid           (248,038)    (409,867)    (855,062)  (1,251,894)
  Interest received         61,886       17,233      117,733       57,794
   Net cash from
    operations           2,700,989    3,335,235    9,397,124    9,426,557

Cash flow from investments:
  Purchase of equipment   (919,580)  (2,276,516)  (1,228,380)  (6,365,039)
  Sale of equipment      1,540,847      211,445    2,320,695    1,435,018
   Net cash used
  for investments          621,267   (2,065,071)   1,092,315   (4,930,021)

Cash flows from financing:
  Advances to/from
   affiliates               20,341    1,113,211      295,097          937
  Proceeds from notes
   payable                 470,274    1,643,355    3,069,485    4,628,724
  Repayment of notes
   payable              (2,294,877)  (2,817,779)  (7,938,494)  (7,565,060)
  Payment of cash
   distributions          (767,844)    (767,842)  (2,303,527)  (2,303,527)
    Net cash from (used
      for) financing    (2,572,106)    (829,055)  (6,877,439)  (5,238,926)

Net change in cash and
  cash equivalents         750,150      441,109    3,612,000     (742,390)
Cash and cash equivalents
  at beginning of
     period              3,422,043      563,267      560,193    1,746,766
Cash and cash
  equivalents
     at end of period   $4,172,193   $1,004,376   $4,172,193   $1,004,376


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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of September 30, 1999 and September 30, 1998 and the results of operations and cash flows for the periods presented therein.

                    CSA INCOME FUND IV LIMITED PARTNERSHIP

                                  FORM 10-Q

                  GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Total revenue was $3,397,732 and $4,170,840 and net income was $227,711 and $592,558 for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, total revenue was $11,670,923 and $12,563,508, and net income was $1,133,691 and $2,112,436. The decreases in total revenue and net income were due primarily to anticipated lease expirations of a few large leases in the third quarter of 1999. The equipment from these leases is currently being remarketed, with a portion of the equipment sales completed in the third quarter.

The Partnership generated cash flow of $11,717,819 from operations and sales of equipment during the nine months ended September 30, 1999. During this period, the Partnership used these funds, funds received from debt financings and cash on hand to acquire additional equipment of $1,228,380, make payments on notes payable of $7,938,494 and make distributions to partners of $2,303,527.

The Partnership paid distributions of $.50 per Limited Partnership unit on the 15th of July, August, and September 1999. CSA Income Fund IV Limited Partnership increased the October distribution paid on November 15th from an annualized rate of 6% to 8%. The General Partner will continue to review the distribution percentage as the Partnership approaches wind-up. Future distributions will be based on the Partnership's current cash position, as well as, future cash flow projections. The General Partner intends to provide the Limited Partners with the optimal distribution rate throughout the remaining life of the Partnership.

The General Partner anticipates beginning the wind-up process early next year, which may continue into calendar year 2002. To date, the Partnership has made cash distributions to the Limited Partners ranging from 61% to 83% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions from equipment leasing and ultimate equipment disposition.

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

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the third quarter of 1999.

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



                         CSA Income Fund IV Limited Partnership
                          Partnership (Registrant)
                         By its General Partner,
                          CSA Lease Funds, Inc.


Date:
                                          J. Frank Keohane
                                          President
                                          Principal Executive Officer





Date:
                                          Richard P. Timmons
                                          Corporate Controller
                                          Principal Accounting and
                                          Finance Officer