Form 10-K
period 1999-12-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2000-03-30
CIK 858801

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      Commission file number 33-32744
December 31,1999

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

Number of shares outstanding of each registrant's classes of securities:


    Title of Each Class                       Number of Units
 Units of Limited Partnership                  at December 31, 1999
Interest:  $100 per unit                            506,776

                  DOCUMENTS INCORPORATED BY REFERENCE
           Portions of Part IV are incorporated by reference
             to Amendment No. 1 to Form S-1 and Form S-1,
                    Registration No. 33-32744

The exhibit index is located on pages 18 and 19.

                              Part I

Item 1.  Business

CSA Income Fund IV Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Lease Funds, Inc. (an affiliate of CSA Financial Corp.), the sole General Partner, and as of December 31, 1999, 2,707 Limited Partners owning 506,776 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners aggregated $50,677,600. The Partnership was formed on December 21, 1989 and commenced operations on April 18, 1990.

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

As of December 31, 1999, substantially all of the remaining equipment in the Partnership's portfolio was leased under 136 separate leases to 72 lessees. The lessees providing at least 10% of total revenues during 1999 are as follows:

    America Online Inc.                               22%
    Siemens Business Communications Systems, Inc.     12%

As of December 31, 1999, approximately 12% of the Partnership's equipment portfolio (based on cost) is leased outside the United States. The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                   PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

a. The Partnership's limited partnership interests are not publicly traded. There is no active market for the Partnership's limited partnership interests and it is unlikely that one will develop. However, partners have received offers to purchase their Limited Partnership units from third parties. In such cases the General Partner has recommended the partner should consult their Financial Advisors. If the partner still has intentions of selling their units, the General Partner, through its affiliate CSA Financial Corp. ("CSA"), would be willing to make an offer. In certain cases, CSA has purchased Partnership units.

b. Approximate Number of Equity Security Holders:

               Title of Class               Number of Limited Partners
    Units of Limited Partnership Interests      as of 12/31/99
                  506,776                            2,707


Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results.The information should be used in conjunction with the Financial Statements and Notes thereto, and the General Partner's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this Report.


                        Years Ended December 31,
                  (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                  1999        1998        1997          1996         1995
Total
Revenues         $15,329     $16,987      $13,488       $17,641    $21,917

Net Income         1,250       2,671        2,716         1,772        858

Net Income
 per Limited
 Partnership
 Unit               2.44        5.22         5.31          3.46       1.68

Total Assets      21,620      30,692       36,736        25,498     33,734

Notes Payable      8,186      15,204       20,923         7,573     13,804

Limited Recourse
 Notes Payable         -           -            -           229        581

Cash Distribution
 per Limited
 Partnership Unit
 Outstanding       $6.33      $ 6.00       $ 7.00        $ 8.00     $ 8.00

Item 7. General Partner's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
Rental income for the years ended December 31, 1999, 1998 and 1997 was $14,903,995, $16,031,035, and $12,413,441, respectively. Net income for the years ended December 31, 1999, 1998 and 1997 was $1,249,602, $2,670,654, and
$2,716,253, respectively. The decrease in rental income and net income is primarily due to the anticipated lease expirations as the partnership ages. Net income was also affected, in comparison, by a gain on sale of equipment in 1999 of $258,512, as compared to $863,210, and $865,137 for the years ended 1998 and 1997. Depreciation expense for 1999, 1998 and 1997 was $11,508,608, $10,967,117, and $8,072,215, respectively.

Interest income for 1999, 1998 and 1997 was $158,617, $69,999, and $124,960,
respectively. Interest expense was $1,050,363, $1,626,363, and $1,123,693 for the years ended December 31, 1999, 1998, and 1997, respectively.

Liquidity and Capital Resources

During 1999, the Partnership generated $12,503,473 in cash flow from operations and $2,805,158 from the sale of equipment. The Partnership utilized these funds and proceeds from notes payable of $3,192,141 to reduce outstanding notes payable by $10,210,436, make cash distributions of $3,242,000 and acquire additional equipment of $2,230,104.

As of December 31, 1999, the Partnership had approximately $1,000,000 in equipment off lease and in storage. The General Partner expects to remarket this equipment during the first half of year 2000.

The Partnership will continue to invest in select short term leases that will maximize the total return of the Limited Partners. On February 23, 1998, the Partnership reached its five year Anniversary Date of Closing. As of that anniversary date, no additional cash receipts from operations or sale of equipment can be used for the purchase of equipment. However, cash on hand and cash from the financing of existing leases may be used for purchase of equipment. The Partnership has approximately $1,200,000 available to invest in equipment during year 2000.

The Partnership's liquidity is determined by cash from operations provided by the leases currently in place. It is expected that this cash flow will be sufficient to service outstanding debt, pay monthly distributions to the partners and meet any other commitments and obligations which may arise in the ordinary course of business.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 63% to 85% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current distributions and provide a return on this investment by continued distributions.

The Partnership will continue to seek high yielding short term leases to maximize the overall return to the Limited Partners. The General Partner, as previously stated, anticipates beginning the wind-up of the Partnership in year 2000, which may continue into calendar year 2002.

CSA Income Fund IV Limited Partnership increased the monthly distribution as of November 15th from an annualized rate of 6% to 8%. Future distributions will be based on the Partnership's current cash position, as well as, forecasted cash flow projections.

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

The General Partner completed year 2000 ("Y2K") compliant requirements during 1999 and the Company has experienced no "Y2K" related problems in year 2000 to date.

Quarterly Financial Data - unaudited

Summarized unaudited quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:

1999 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $3,658,063   $3,397,732   $4,150,098   $4,123,092
Net Income              115,912      227,711      488,119      417,860
Net Income
  Per Limited
  Partnership Unit
  Outstanding               .22          .45          .95          .82
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding              1.83         1.50         1.50         1.50

1998 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $4,423,594   $4,170,840   $4,592,471   $3,800,197
Net Income              558,218      592,558    1,074,794      445,084
Net Income
  Per Limited
  Partnership Unit
  Outstanding              1.09         1.16         2.10          .87
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding              1.50         1.50         1.50         1.50


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements




                       CSA Income Fund IV Limited Partnership

                          Index to Financial Statements


                                                          Page
                                                          Number
Independent Auditors' Report                                8

Statements of Financial Position
as of December 31, 1999 and 1998                            9

Statements for the Years Ended
December 31, 1999, 1998 and 1997


   Operations                                               10

   Cash Flows                                               11

   Changes in Partners' Capital (Deficit)                   12


Notes to Financial Statements                               13



              INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund IV Limited Partnership


We have audited the accompanying statements of financial position of CSA Income Fund IV Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in partners' capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund IV Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.


Sullivan Bille, P.C.



Boston, Massachusetts
March 15, 2000

                       CSA INCOME FUND IV LIMITED PARTNERSHIP
                       Statements of Financial Position as of
                              December 31, 1999 and 1998

                                         1999               1998
Asset
Cash and cash equivalents              $3,679,408      $   560,193
Rentals receivable                        326,758          391,628
Accounts receivable-affiliates            223,076          524,059
Other receivable                                -          218,343

Rental equipment, at cost              52,073,878       59,956,146
   Less accumulated depreciation      (34,683,355)     (30,958,816)

         Net rental equipment          17,390,523       28,997,330


Total assets                          $21,619,765      $30,691,553


Liabilities and Partners' Capital
Accrued management fees               $    93,749      $   127,500
Accrued interest expense                   11,562           32,965
Accounts payable                           12,982           24,745
Deferred income                           138,508          132,686
Notes payable                           8,185,541       15,203,836

         Total liabilities              8,442,342       15,521,732

Partners' capital:
  General Partner:
   Capital contribution                     1,000            1,000
   Cumulative net income                   51,158           38,662
   Cumulative cash distributions         (386,554)        (354,134)
                                         (334,396)        (314,472)
  Limited Partners (506,776 units):
   Capital contributions net of
    offering costs                     46,201,039       46,201,039
   Cumulative net income                5,064,472        3,827,366
   Cumulative cash distributions      (37,753,692)     (34,544,112)
                                       13,511,819       15,484,293
   Total partners' capital             13,177,423       15,169,821

Total liabilities and
     partners' capital                $21,619,765      $30,691,553

        See accompanying notes to financial statements.



                      CSA INCOME FUND IV LIMITED PARTNERSHIP

                             Statements of Operations
                for the years ended December 31, 1999, 1998 and 1997

                                 1999             1998            1997
Revenue:
  Rental income              $14,903,995     $16,031,035    $12,413,441
  Interest income                158,617          69,999        124,960
  Gain on sale of
   equipment                     258,512         863,210        865,137
  Net gain on foreign
   currency transactions           7,861          22,858         83,999
     Total revenue            15,328,985      16,987,102     13,487,537


Expenses:
  Depreciation                11,508,608      10,967,117      8,072,215
  Interest                     1,050,363       1,626,363      1,123,693
  Management fees              1,193,749       1,456,914      1,288,394
  General and
   administrative                326,663         266,054        286,982

     Total expenses           14,079,383      14,316,448     10,771,284

  Net income                 $ 1,249,602     $ 2,670,654    $ 2,716,253

Income allocation:
   General Partner           $    12,496     $    26,707    $    27,163
   Limited Partners            1,237,106       2,643,947      2,689,090


                              $1,249,602     $ 2,670,654    $ 2,716,253

Net income per
   Limited Partnership Unit  $      2.44     $      5.22    $      5.31

Number of
Limited Partnership
units outstanding               506,776          506,776        506,776


               See accompanying notes to financial statements.


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                         Statements of Cash Flows for the
                  years ended December 31, 1999, 1998 and 1997

                                       1999           1998          1997
Cash flows from operations:
Cash received from rental
  of equipment                     $15,033,838    $16,314,730   $13,073,527
 Cash paid for operating and
  management expenses               (1,617,216)   ( 1,717,777)   (1,511,339)
 Interest paid                      (1,071,766)   ( 1,645,658)   (1,141,088)
 Interest received                     158,617         69,999       124,960

   Net cash from operations         12,503,473     13,021,294    10,546,060


Cash flows from investments:
 Value added tax deposits                    -              -        77,483
 Purchase of equipment              (2,230,104)    (7,423,505)  (24,487,895)
 Sale of equipment                   2,805,158      2,237,768     5,793,771

   Net cash (used for)
     provided by investments           575,054     (5,185,737)  (18,616,641)


Cash flows from financing:
  Advances (to) from
  affiliates                           300,983       (231,255)     (908,343)
 Proceeds from notes payable         3,192,141      5,070,515    19,876,925
 Repayment of notes payable        (10,210,436)   (10,790,020)   (6,755,179)
 Payment of cash
  distributions                     (3,242,000)    (3,071,370)   (3,583,264)

   Net cash (used for)
     provided by financing          (9,959,312)    (9,022,130)    8,630,139

Net change in cash and
  cash equivalents                   3,119,215     (1,186,573)      559,558


Cash and cash equivalents
  at beginning of year                 560,193      1,746,766     1,187,208


Cash and cash equivalents
  at end of year                    $3,679,408    $   560,193   $ 1,746,766

          See accompanying notes to financial statements.


                    CSA INCOME FUND IV LIMITED PARTNERSHIP

            Statement of Changes in Partners' Capital (Deficit)

              For years ended December 31, 1999, 1998, and 1997


                                Limited        General
                                Partners       Partner        Total
Balance at December 31,1996    $16,739,343  $  (301,795)  $16,437,548

Net income                       2,689,090       27,163     2,716,253

Cash distributions              (3,547,431)    ( 35,833)   (3,583,264)


Balance at December 31, 1997    15,881,002     (310,465)   15,570,537


Net income                       2,643,947       26,707     2,670,654

Cash distributions              (3,040,656)    ( 30,714)   (3,071,370)

Balance at December 31, 1998    15,484,293     (314,472)   15,169,821


Net income                       1,237,106       12,496     1,249,602

Cash distributions              (3,209,580)    ( 32,420)   (3,242,000)

Balance at December 31, 1999   $13,511,819  $  (334,396)  $13,177,423


See accompanying notes to financial statements

                             CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements
                                     December 31, 1999

(1)  Organization

CSA Income Fund IV Limited Partnership ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on December 21, 1989 with an initial investment of $1,000, from its sole General Partner, CSA Lease Funds, Inc. and the purchase of 10 Limited Partnership Units at $100 each by an initial Limited Partner. The Partnership's primary activity is to invest in equipment to be leased to third parties. On February 22, 1990, the Partnership began its offering of Limited Partnership Units. The Partnership commenced operations on April 18, 1990. As of December 31, 1999, the Partnership has 506,776 units of Limited Partnership interest outstanding representing aggregate capital contributions of $50,677,600.

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

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual value of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease.
In connection with this review , there were no residual values depreciation adjustments in 1999 or 1998. In the year ended December 31, 1997, the Partnership recorded additional charges of $74,500 to depreciation expense.

Deferred income represents prepaid rentals received for active leases that are recognized when earned.

No provision for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partners' individual taxable income or loss as reported on form K-1. Partnership taxable income (loss) in 1999, 1998 and 1997 was $3,058,315, $1,271,389, and ($7,349,952),

                         CSA INCOME FUND IV LIMITED PARTNERSHIP
                           Notes to Financial Statements

respectively. The differences between Partnership taxable income and book income are primarily due to the difference between tax and book depreciation methods and the related differences in the gain or loss on sales of equipment.

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

(3)  Rental Equipment

The Partnership purchases equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership is equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost. In accordance with Section 6.4 (b) of the Partnership Agreement, the total of all acquisition fees paid to the General Partner shall not exceed 15% of the total Capital Contributions received by the Partnership. This lifetime acquisition fee limit was met during 1996 and the General Partner is no longer paid acquisition fees on any new Partnership equipment acquisitions. On February 23, 1998, the Partnership reached its five year Anniversary Date of Closing. As of that anniversary date, no additional cash receipts from operations or sale of equipment can be used for the purchase of equipment. However, cash on hand and cash from the financing of existing leases may be used for purchase of equipment.
The Partnership has approximately $1,200,000 available to invest in equipment during year 2000.

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                   Beginning                                Ending
                    Balance       Additions      Sales      Balance
Costs for years ended:

December 31, 1997  $59,434,351   $24,487,895  $24,604,206  $59,318,040

December 31, 1998  $59,318,040   $ 7,423,505  $ 6,785,399  $59,956,146

December 31, 1999  $59,956,146   $ 2,230,104  $10,112,372  $52,073,878

Accumulated depreciation for
the years ended:

December 31, 1997  $36,646,360   $ 8,072,215  $19,525,088  $25,193,487

December 31, 1998  $25,193,487   $10,967,117  $ 5,201,788  $30,958,816

December 31, 1999  $30,958,816   $11,508,608  $ 7,784,069  $34,683,355


                            CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements

(4)  Leases

As of December 31, 1999, substantially all of the Partnership's equipment was leased under 136 separate leases to 72 lessees. Approximately 12% of the Partnership's equipment portfolio (based on cost) has been leased outside the United States. Two lessees represented approximately 34% (22% and 12%, respectively) of the Partnership's revenues in 1999 as compared to two lessees representing 41% (21% and 20%, respectively) in 1998 and two lessees representing 28% (15% and 13%, respectively) in 1997.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:

                          Year                 Amount
                          2000               $ 7,870,963
                          2001                 2,379,029
                          2002                   241,579
                          2003                   170,052
                                             $10,661,623




(5)  Notes Payable

Notes payable consist of nonrecourse notes due in monthly, quarterly and annual installments, with interest rates that range from 6.57% to 10.50% per annum. Such notes are collateralized by equipment with a cost of $31,554,821. Annual maturities of notes payable at December 31, 1999, are as follows:

                            Year               Amount
                            2000             $ 6,150,882
                            2001               1,718,098
                            2002                 153,085
                            2003                 163,475
                                             $ 8,185,540


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

(7)  Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for 1999, 1998 and 1997 are as follows:

                                   1999            1998          1997
Management fees                 1,193,749       1,456,914        1,288,394
Reimbursable operating
  expenses                        183,055         172,879          182,862
                               $1,376,804      $1,629,793       $1,471,256

(8)  Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for 1999, 1998 and 1997 is as follows:

                                  1999           1998            1997
Net Income                    $ 1,249,602     $ 2,670,654      $ 2,716,253
Gain on sale of equipment        (258,512)       (863,210)        (865,137)
Depreciation                   11,508,608      10,967,117        8,072,215
Decrease in
 receivables                       64,870         171,040          457,258
Other                                   -               -          133,090
(Decrease) Increase in payables
 and deferred income              (61,095)         75,693           32,381

Net cash from operations      $12,503,473     $13,021,294      $10,546,060

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

     Name            Age        Title(s)            Elected
J. Frank Keohane      63   Director & President     04/01/88
Richard P. Timmons    45   Controller               03/01/95
Trevor A. Keohane     33   Director                 05/28/93
Paul A. Hoiriis       28   Clerk                    03/01/00

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units as of December 31, 1999.


Item 13.  Certain Relationships and Related Transactions

An affiliate of the General Partner also acted as General Partner for CSA Income Fund Limited Partnership III, which Partnership completed the wind-up of its affairs as of September 30, 1999.


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


                                                  Page Number or
Exhibit                                           Incorporated by
Number                 Description                   Reference____
 4.1         Agreement of Limited Partnership            *

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



 (b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 1999.

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