Form 10-Q
period 2000-03-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2000-05-17
CIK 858801

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2000

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

                     PART I - FINANCIAL INFORMATION
                   CSA INCOME FUND IV LIMITED PARTNERSHIP
                    STATEMENTS OF FINANCIAL POSITION AS OF

                                       March 31,         December 31,
                                         2000              1999
                                       Unaudited
Assets
Cash and cash equivalents          $  4,328,067         $   3,679,408
Rentals receivable                      225,290               326,758
Accounts receivable - affiliates        242,238               223,076
Remarketing Receivable                   70,669                     -

Rental equipment, at cost            49,670,282            52,073,878
Less accumulated depreciation       (35,033,376)          (34,683,355)
    Net rental equipment             14,636,906            17,390,523


    Total assets                   $ 19,503,170          $ 21,619,765

Liabilities and partners' capital
Accrued management fees            $     91,424           $    93,749
Accrued interest expense                  5,856                11,562
Accounts payable and accrued expenses    24,903                12,982
Deferred income                          61,637               138,508
Notes Payable                         6,778,841             8,185,541

    Total liabilities                 6,962,661             8,442,342

Partners' capital:
General Partner:
 Capital contribution                     1,000                 1,000
 Cumulative net income                   55,026                51,158
 Cumulative cash distributions         (396,790)             (386,554)
                                       (340,764)             (334,396)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs              46,201,039            46,201,039
 Cumulative net income                5,447,477             5,064,472
 Cumulative cash distributions      (38,767,243)          (37,753,692)
                                     12,881,273            13,511,819

Total partners' capital              12,540,509            13,177,423
Total liabilities and
Partners' capital                  $ 19,503,170          $ 21,619,765


                           CSA INCOME FUND IV LIMITED PARTNERSHIP
                                  STATEMENTS OF OPERATIONS
                              Unaudited Quarters Ended March 31,

                                          2000                1999

Revenues:
  Rental income                  $ 2,812,258                $ 4,076,247
  Interest income                     45,497                     10,829
  Gain on sale of equipment          315,385                     33,909
  Net gain (loss) on foreign
   currency transactions              (2,806)                     2,107
  Total revenues                   3,170,334                  4,123,092

Costs and expenses:
  Depreciation                     2,290,910                  2,979,524
  Interest                           160,700                    308,966
  Management fees                    217,675                    347,633
  General and administrative         114,176                     69,109
  Total expenses                   2,783,461                  3,705,232

Net income                       $   386,873                $   417,860

Net income allocation:
  General Partner                $     3,868                $     4,179
  Limited Partners                   383,005                    413,681
                                 $   386,873                $   417,860


Net income per weighted average
  Limited Partnership Unit       $       .76                $       .82

Number of weighted average
Limited Partnership Units            506,776                    506,776


                        CSA INCOME FUND IV LIMITED PARTNERSHIP
                               STATEMENTS OF CASH FLOWS
                            Unaudited Quarter Ended March 31,

                                       2000                    1999
Cash flows from operations:
  Cash received from rental
    of equipment                 $  2,834,050             $  3,946,617
  Cash paid for operating and
    management expenses              (322,255)                (477,186)
  Interest paid                      (166,406)                (313,911)
  Interest received                    45,497                   10,829
    Net cash from operations        2,390,886                3,166,349

Cash flow from investments -
  Sale of equipment                   707,422                  550,677

Cash flows from financing:
  Advances to/from affiliates         (19,162)                 251,278
  Proceeds from notes payable         485,037                2,409,058
  Repayment of notes payable       (1,891,737)              (2,911,130)
  Payment of cash distributions    (1,023,787)                (767,841)
      Net cash used for
    Financing                      (2,449,649)              (1,018,635)

Net change in cash
  and cash equivalents                648,659                2,698,391
Cash and cash equivalents
  at beginning of period            3,679,408                  560,193
Cash and cash equivalents
  at end of period               $  4,328,067             $  3,258,584


                    CSA INCOME FUND IV LIMITED PARTNERSHIP

                          NOTE TO FINANCIAL STATEMENTS


The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2000 and March 31, 1999.

                 CSA INCOME FUND IV LIMITED PARTNERSHIP
                              FORM 10-Q

GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income was $2,812,258 and $4,076,247 and net income was $386,873 and $417,860 for the quarters ended March 31, 2000 and March 31, 1999, respectively. The decrease in gross rental income and net income is due primarily to anticipated lease expirations. The gain on sale of equipment recorded in the quarter ended March 31, 2000 was $315,385 as compared to $33,909 for the same period in 1999. General and Administrative costs increased during the first quarter of year 2000 as compared to the first quarter of 1999, primarily due to the storage and refurbishment costs related to expired equipment, a significant portion of which was sold during the quarter.

The Partnership generated $3,098,308 in cash flow from operations and from the sale of equipment during the three months ended March 31, 2000. The Partnership utilized these funds to reduce outstanding note payable by $1,891,737 and and made cash distributions to partners of $1,023,787.

The Partnership paid distributions of $.67 per limited partnership unit on the 15th of January, February and March 2000.


To date, the Partnership has made cash distributions to the Limited Partners ranging from 65% to 87% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions.

The General Partner, as previously stated, anticipates beginning the wind up of the Partnership in 2000, which may continue into calendar year 2002. The Partnership may, as reported in the 1999 Annual Report, invest in some short term leases prior to starting the wind up to maximize the overall return to the Limited Partners.

CSA Income Fund IV Limited Partnership increased the October 1999 monthly distributions from an annualized rate of 6% to 8%. Future distributions will be based on the Partnership's current cash position, as well as, forecasted cash flow projections. It is not expected that future distributions will be decreased from the current levels.

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

Item 3 - Defaults Upon Senior Securities
None

Item 4 - Submission of Matters to a Vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits - Exhibit 27 - Financial Data Schedule.

  (b) Reports on Form 8-K - There were no reports filed during the first quarter of 2000.


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