Form 10-Q
period 2000-06-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2000-08-15
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2000

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


                         (617) 357-1700
        (Registrant's telephone number, including area code)
        ____________________________________________________
        Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes: X     No:

PART I - FINANCIAL INFORMATION


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                (Unaudited)
                                  June 30,                  December 31,
                                    2000                       1999
Assets
Cash and cash equivalents         $  3,678,988             $  3,679,408
Rentals receivable                     149,956                  326,758
Accounts receivable - affiliates       162,803                  223,076
Remarketing receivable                   1,710 	                     -

Rental equipment, at cost           47,668,922               52,073,878
Less accumulated depreciation      (34,430,737)             (34,683,355)
  Net rental equipment              13,238,185               17,390,523

   Total assets                   $ 17,231,642             $ 21,619,765

Liabilities and partners' capital

Accrued management fees           $     92,573             $     93,749
Accrued interest expense                 9,121                   11,562
Accounts payable                        15,775                   12,982
Deferred income                        193,705                  138,508
Notes payable                        5,127,113                8,185,541

   Total liabilities                 5,438,287                8,442,342

Partners' capital:
General Partner:
 Capital contribution                    1,000                    1,000
 Cumulative net income                  57,793                   51,158
 Cumulative cash distributions        (407,028)                (386,554)
                                      (348,235)                (334,396)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039               46,201,039
 Cumulative net income               5,721,344                5,064,472
 Cumulative cash distributions     (39,780,793)             (37,753,692)
                                    12,141,590               13,511,819

Total partners' capital             11,793,355               13,177,423

   Total liabilities and
    partners' capital             $ 17,231,642             $ 21,619,765


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                   MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                             Three Months               Six Months
                               June 30,                   June 30,
                           2000          1999        2000        1999
Revenues:
  Rental income         $ 2,497,075 $ 4,010,129 $ 5,309,333 $ 8,086,376
   Interest income           56,773      45,018     102,270      55,847
   Gain on sale
    of equipment            182,495     104,907     497,880     138,816
   Net loss on
    foreign currency        (13,595)     (9,956)    (16,401)     (7,849)
     Total revenues       2,722,748   4,150,098   5,893,082   8,273,190


Costs and expenses:
  Depreciation            2,005,260   3,005,440   4,296,170   5,984,964
  Interest                  137,763     287,634     298,463     596,600
  Management fees           188,649     309,491     406,324     657,124
  General and
   administrative           114,442      59,414     228,618     128,523
     Total expenses       2,446,114   3,661,979   5,229,575   7,367,211

Net income              $   276,634  $  488,119 $   663,507  $  905,979

Net income allocation:
  General Partner       $     2,767  $    4,881 $     6,635  $    9,060
  Limited Partners          273,867     483,238     656,872     896,919
                        $   276,634  $  488,119 $   663,507  $  905,979


Net income per
 weighted average
 Limited Partnership
 Unit                   $      0.54  $     0.95 $      1.30  $      1.77

Number of weighted
 average Limited
 Partnership Units          506,776     506,776     506,776      506,776


                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE
            AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


                         Three Months Ended       Six Months Ended
                              June 30,                 June 30,
                          2000       1999          2000       1999
Cash flows from
 operations:
  Cash received from
   rental of
   equipment           $ 2,690,881 $ 4,189,489 $ 5,524,931  $ 8,136,106
  Cash paid for
   operating and
   management expenses    (311,070)   (411,608)   (633,325)    (888,794)
  Interest paid           (134,498)   (293,113)   (300,904)    (607,024)
  Interest received         56,773      45,018     102,270       55,847
   Net cash from
    operations           2,302,086   3,529,786   4,692,972    6,696,135

Cash flow from investments:
Purchase of equipment   (1,142,310)   (308,800) (1,142,310)    (308,800)
  Sale of equipment        787,226     229,171   1,494,648      779,848
   Net cash from (used
  for) investments        (355,084)    (79,629)    352,338      471,048

Cash flows from financing:
  Advances to/from
   affiliates               79,435      23,478      60,273      274,756
  Proceeds from notes
   payable                       -     190,153     485,037    2,599,211
  Repayment of notes
   payable              (1,651,729) (2,732,487) (3,543,466)  (5,643,617)
  Payment of cash
   distributions        (1,023,787)   (767,842) (2,047,574)  (1,535,683)
    Net cash used
      for financing     (2,596,081) (3,286,698) (5,045,730)  (4,305,333)

Net change in cash and
  cash equivalents        (649,079)    163,459        (420)   2,861,850
Cash and cash equivalents
  at beginning of period 4,328,067   3,258,584   3,679,408      560,193
Cash and cash equivalents
  at end of period      $3,678,988  $3,422,043  $3,678,988   $3,422,043


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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of June 30, 2000 and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and June 30, 1999.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income was $2,497,075 and $4,010,129 and net income was $276,635 and $488,119 for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, rental income was $5,309,333 and $8,086,376, and net income was $663,507 and $905,979. The decrease in gross rental income and net income for the above periods is due primarily to anticipated lease expirations. The net income was also impacted by increased storage and refurbishment costs related to expired equipment currently being sold from the Partnership's portfolio. This net income decrease was somewhat offset by gains on sale of equipment recorded in the quarter of $182,495 compared to $104,907 in 1999, and for the six months $497,880 as compared to $138,816 in 1999.

During the second quarter the Partnership generated cash from operations of $2,302,086 and $787,226 from the sale of equipment for a combined cash inflow of $3,089,312. This cash and cash on hand were used primarily to purchase $1,142,310 of equipment, reduce debt by $1,651,729 and to distribute $1,023,787 to partners. The Partnership generated $6,187,620 in cash flow from operations and sales of equipment during the six months ended June 30, 2000. The Partnership utilized these funds and proceeds from note payable to acquire additional equipment of $1,142,310, reduce notes payable by $3,543,466 and make distributions to partners of $2,047,574.

The Partnership paid distributions of $.67 per Limited Partnership unit on the 15th of April, May, and June 2000.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 67% to 89% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions.

The General Partner, as previously stated, anticipates beginning the wind up of the Partnership in the year 2000, which may continue into calendar year 2002. In anticipation of this wind-up process the Limited Partner's distribution is being increased from 8% to 10% effective with the August 15th distribution.

Management reviews the Partnership's projected performance on a periodic basis. Based on that analysis the General Partner presently estimates that continued cash distributions would return the entire initial investment of the Limited Partners and a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.

CSA INCOME FUND IV LIMITED PARTNERSHIP
PART II


Item 1 - Legal Proceedings
     None

Item 2 - Changes in Securities
     None

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the second quarter of 2000.

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