Form 10-Q
period 2000-09-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2000-11-15
CIK 858801

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000

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

                            Yes:   X     No:

                         PART I - FINANCIAL INFORMATION


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                  (Unaudited)
                                 September 30,                 December 31,
                                      2000                       1999
Assets

Cash and cash equivalents         $  3,559,512              $  3,679,408
Rentals receivable                     103,815                   326,758
Accounts receivable - affiliates        87,977                   223,076

Rental equipment, at cost           45,259,350                52,073,878
Less accumulated depreciation      (34,389,583)              (34,683,355)

  Net rental equipment              10,869,767                17,390,523

   Total assets                   $ 14,621,071              $ 21,619,765

Liabilities and partners' capital

Accrued management fees           $     75,802              $     93,749
Accrued interest expense                     -                    11,562
Accounts payable                        30,738                    12,982
Deferred income                        117,218                   138,508
Notes payable                        3,683,137                 8,185,541

   Total liabilities                 3,906,895                 8,442,342

Partners' capital:
General Partner:
 Capital contribution                    1,000                     1,000
 Cumulative net income                  58,945                    51,158
 Cumulative cash distributions        (418,970)                 (386,554)
                                      (359,025)                 (334,396)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039                46,201,039
 Cumulative net income               5,835,432                 5,064,472
 Cumulative cash distributions     (40,963,270)              (37,753,692)
                                    11,073,201                13,511,819

Total partners' capital             10,714,176                13,177,423

   Total liabilities and
    partners' capital             $ 14,621,071              $ 21,619,765


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE
                   MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


                             Three Months               Nine Months
                             September 30,              September 30,
                           2000          1999          2000        1999
Revenues:
  Rental income        $ 2,369,015  $ 3,223,689   $ 7,678,348  $11,310,065
   Interest income          55,535       61,886       157,805      117,733
   Gain on sale
    of equipment            53,879       91,183       551,759      230,000
   Net gain (loss) on
    foreign currency       (19,131)      20,974       (35,532)      13,125
     Total revenues      2,459,298    3,397,732     8,352,380   11,670,923


Costs and expenses:
  Depreciation           1,963,066    2,582,507     6,259,236    8,567,472
  Interest                  90,980      242,621       389,443      839,221
  Management fees          178,230      261,935       584,554      919,059
  General and
   administrative          111,782       82,958       340,400      211,480
     Total expenses      2,344,058    3,170,021     7,573,633   10,537,232

Net income              $  115,240  $   227,711    $  778,747  $ 1,133,691

Net income allocation:
  General Partner       $    1,152  $     2,277    $    7,787  $    11,337
  Limited Partners         114,088      225,434       770,960    1,122,354
                        $  115,240  $   227,711    $  778,747  $ 1,133,691


Net income per
 weighted average
 Limited Partnership
 Unit                   $     0.22  $      0.45     $    1.52  $      2.21

Number of weighted
 average Limited
 Partnership Units         506,776      506,776       506,776      506,776


                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
          AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                         Three Months Ended        Nine Months Ended
                            September 30,           September 30,
                          2000       1999          2000       1999
Cash flows from
 operations:
  Cash received from
   rental of equipment  $2,319,535  $ 3,249,691  $ 7,844,466  $11,385,797
  Cash paid for
   operating and
   management expenses    (291,819)    (362,550)    (925,144)  (1,251,344)
  Interest paid           (100,101)    (248,038)    (401,005)    (855,062)
  Interest received         55,535       61,886      157,805      117,733
   Net cash from
    operations           1,983,150    2,700,989    6,676,122    9,397,124

Cash flow from investments:
  Purchase of equipment          -     (919,580)  (1,142,310)  (1,228,380)
  Sale of equipment        460,942    1,540,847    1,955,590    2,320,695
   Net cash from
     investments           460,942      621,267      813,280    1,092,315

Cash flows from financing:
  Advances to/from
   affiliates               74,827       20,341      135,100      295,097
  Proceeds from notes
   payable                       -      470,274      485,037    3,069,485
  Repayment of notes
   payable              (1,443,975)  (2,294,877)  (4,987,441)  (7,938,494)
  Payment of cash
   distributions        (1,194,420)    (767,844)  (3,241,994)  (2,303,527)
    Net cash used
     for  financing     (2,563,568)  (2,572,106)  (7,609,298)  (6,877,439)

Net change in cash and
  cash equivalents        (119,476)     750,150     (119,896)   3,612,000
Cash and cash equivalents
  at beginning of
   period                3,678,988    3,422,043    3,679,408      560,193
Cash and cash
  equivalents
     at end of period   $3,559,512   $4,172,193   $3,559,512   $4,172,193


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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of September 30, 2000 and the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and September 30, 1999.

                    CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 FORM 10-Q
                  GENERAL PARTNER'S DISCUSSION OF OPERATIONS


Rental income was $2,369,015 and $3,223,689 and net income was $115,240 and $227,711 for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, rental income was $7,678,348 and $11,310,065, and net income was $778,747 and $1,133,691. The decreases in rental income and net income were due primarily to the anticipated lease expirations as the Partnership enters its wind-up stage. Net income was also impacted by increased storage and refurbishment costs relating to expired equipment currently being sold from the Partnership's portfolio. This expired equipment includes several large personal computer
(PC) leases, which are being remarketed in small lots to obtain maximum sales proceeds. Net income was also lower due to a larger gain on sale of equipment of $91,183 in September 30, 1999 vs. $53,879 in the current quarter ended September 30, 2000. However, for the nine months ended
September 30, 2000 gain on sales of equipment was $551,759 vs. $230,000 for the comparable period in 1999.

During the third quarter the Partnership generated cash from operations of $1,983,150 and $460,942 from the sale of equipment for a combined cash inflow of $2,444,092. This cash and cash on hand were used to reduce debt by $1,443,975 and to distribute $1,194,420 to partners. During the nine months ended September 30, 2000, The Partnership generated $8,631,712 in cash flow from operations and sales of equipment. The Partnership utilized these funds, cash on hand, and proceeds from notes payable to acquire additional equipment of $1,142,310, reduce notes payable by $4,987,441 and make distributions to partners of $3,241,994.

The Partnership paid a distributions of $.67 per Limited Partnership unit on July 14th, and $.83 per Limited Partnership unit on August 15th, and September 15th.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 69% to 91% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions.

The General Partner, as previously stated, anticipates beginning the wind up of the Partnership by the end of the year 2000, which may continue into calendar year 2002. In anticipation of this wind-up process the Limited Partner's distribution was increased from 8% to 10% effective with the August 15th distribution.

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

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the third quarter of 2000.


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