Form 10-K
period 2000-12-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2001-04-02
CIK 858801

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      Commission file number 33-32744
December 31, 2000

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

    Title of Each Class                    Number of Units
Units of Limited Partnership             at December 31, 2000
Interest:  $100 per unit                      506,776

                  DOCUMENTS INCORPORATED BY REFERENCE
           Portions of Part IV are incorporated by reference
             to Amendment No. 1 to Form S-1 and Form S-1,
                    Registration No. 33-32744

The exhibit index is located on pages 18 and 19.

                              Part I

Item 1.  Business

CSA Income Fund IV Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Lease Funds, Inc. (an affiliate of CSA Financial Corp.), the sole General Partner, and as of December 31, 2000, 2,679 Limited Partners owning 506,776 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners aggregated $50,677,600. The Partnership was formed on December 21, 1989 and commenced operations on April 18, 1990.

During the fourth quarter of year 2000, the General Partner of CSA Income Fund IV Limited Partnership determined that it was in the best interest of the Partnership and the Limited Partners to begin the wind-up of the Partnership in year 2001. The wind-up is currently anticipated to be completed in year 2002.

The Partnership was organized to engage in the business of acquiring income
- -producing equipment for investment. The Partnership's principal objectives are:

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

5. Miscellaneous other types of equipment which meets the investment objectives of the Partnership.

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

As of December 31, 2000, substantially all of the remaining equipment in the Partnership's portfolio was leased under 95 separate leases to 50 lessees. The lessees providing at least 10% of total revenues during 2000 are as follows:

    America Online Inc.                               33%
    America West Airlines, Inc.                       12%
    Cardservice International, Inc.                   12%

As of December 31, 2000, approximately 12% of the Partnership's equipment portfolio (based on cost) is leased outside the United States. The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

Item 2.  Properties

The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner, CSA Lease Funds, Inc. ("CLF"), has exclusive control over all aspects of the business of the Partnership, including provision of any necessary office space. As such, CLF will be compensated through Management fees and reimbursement of General and Administrative costs related to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner, however, will be any of the following: (1) Expenditures for rent or utilities; and (2) Certain other administrative items.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

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


b. Approximate Number of Equity Security Holders:

               Title of Class               Number of Limited Partners
Units of Limited Partnership Interests          as of 12/31/00
                 506,776                            2,679

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

                        Years Ended December 31,
                  (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                   2000        1999        1998         1997         1996
Total
Revenues         $10,808     $15,329     $16,987      $13,488        $17,641

Net Income         1,049       1,250       2,671        2,716          1,772

Net Income
 per Limited
 Partnership
 Unit               2.05        2.44         5.22          5.31          3.46

Total Assets      12,266      21,620       30,692        36,736        25,498

Notes Payable      2,285       8,186       15,204        20,923         7,573

Limited Recourse
 Notes Payable         -           -            -             -           229

Cash Distribution
 per Limited
 Partnership Unit
 Outstanding       $8.83       $6.33       $ 6.00        $ 7.00        $ 8.00


Item 7. General Partner's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
Rental income for the years ended December 31, 2000, 1999 and 1998 was $9,902,211, $14,903,995, and $16,031,035, respectively. Net income for the years ended December 31, 2000, 1999 and 1998 was $1,048,500, $1,249,602, and
$2,670,654, respectively. The decrease in rental income and net income is primarily due to anticipated lease expirations as the partnership approaches wind-up. Net income was also impacted by increased storage and refurbishment costs relating to expired equipment currently being sold from the Partnership's portfolio. This expired equipment includes several large personal computer (PC) leases, which are being remarketed in small lots to obtain maximum sales proceeds. Net income was also affected, in comparison, by a gain on sale of equipment in 2000 of $711,614, as compared to $258,512, and $863,210, for the years ended 1999 and 1998. Depreciation expense for 2000, 1999 and 1998 was $8,056,432, $11,508,608, and $10,967,117, respectively.

Interest income for 2000, 1999 and 1998 was $209,433, $158,617, and $69,999,
respectively. Interest expense was $460,138, $1,050,363, and $1,626,363 for the years ended December 31, 2000, 1999, and 1998, respectively.

Liquidity and Capital Resources

During 2000, the Partnership generated $8,736,998 in cash flow from operations and $2,637,214 cash flow from the sale of equipment. The Partnership utilized these funds, proceeds from new equipment financings of $485,038 and cash on hand to reduce outstanding notes payable by $6,386,008, make cash distributions of $4,521,730 and acquire additional equipment of $1,142,310.

Primarily due to year-end lease expirations, the Partnership had approximately $300,000 in current fair market value of equipment off lease and in storage. The General Partner has aggressively remarketed a significant portion of this equipment during the first quarter of year 2001. The remarketing has resulted in sales of approximately fifty percent of the equipment that was in storage on December 31, 2000.

The Partnership's liquidity is determined by cash from operations provided by the leases currently in place. It is expected that this cash flow will be sufficient to service outstanding debt, pay monthly distributions to the partners and meet any other commitments and obligations which may arise in the ordinary course of business.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 72% to 94% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current distributions and provide a return on this investment by continued distributions.

During the fourth quarter of year 2000, The General Partner of CSA Income
Fund IV Limited Partnership determined that it was in the best interest of the Partnership and the Limited Partners to begin the wind-up of the Partnership in year 2001. The wind-up is currently anticipated to be completed during year 2002.

During year 2000, CSA Income Fund IV Limited Partnership increased the monthly distribution on August 15th from an annualized rate of 8% to 10%. Future distributions will be based on the Partnership's current cash position, as well as forecasted cash flow projections.

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

Quarterly Financial Data - unaudited

Summarized unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:

2000 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $2,456,058   $2,459,298   $2,722,748   $3,170,334
Net Income              269,753      115,240      276,634      386,873
Net Income
  Per Limited
  Partnership Unit
  Outstanding               .53          .22          .54          .76
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding              2.50         2.33         2.00         2.00


1999 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $3,658,063   $3,397,732   $4,150,098   $4,123,092
Net Income              115,912      227,711      488,119      417,860
Net Income
  Per Limited
  Partnership Unit
  Outstanding               .22          .45          .95          .82
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding              1.83         1.50         1.50         1.50



Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements




                       CSA Income Fund IV Limited Partnership

                          Index to Financial Statements


                                                          Page
                                                          Number
Independent Auditors' Report                                8

Statements of Financial Position
as of December 31, 2000 and 1999                            9

Statements for the Years Ended
December 31, 2000, 1999 and 1998:


   Operations                                               10

   Cash Flows                                               11

   Changes in Partners' Capital (Deficit)                   12


Notes to Financial Statements                               13

              INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund IV Limited Partnership


We have audited the accompanying statements of financial position of CSA Income Fund IV Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in partners' capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund IV Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.



Sullivan Bille, P.C.



Boston, Massachusetts
February 26, 2001



                       CSA INCOME FUND IV LIMITED PARTNERSHIP
                       Statements of Financial Position as of
                              December 31, 2000 and 1999

                                          2000             1999
Asset
Cash and cash equivalents              $3,488,610       $3,679,408
Rentals receivable                        206,146          326,758
Remarketing Receivables	                  578,038                -
Accounts receivable-affiliates             20,585          223,076

Rental equipment, at cost              38,993,398       52,073,878
   Less accumulated depreciation      (31,020,635)     (34,683,355)

         Net rental equipment           7,972,763       17,390,523


Total assets                          $12,266,142      $21,619,765

Liabilities and Partners' Capital
Accrued management fees               $   116,621      $    93,749
Accrued interest expense                        -           11,562
Accounts payable                           32,800           12,982
Deferred income                           127,957          138,508
Notes payable                           2,284,571        8,185,541

         Total liabilities              2,561,949        8,442,342

Partners' capital:
  General Partner:
   Capital contribution                     1,000            1,000
   Cumulative net income                   61,643           51,158
   Cumulative cash distributions         (431,769)        (386,554)
                                         (369,126)        (334,396)
  Limited Partners (506,776 units):
   Capital contributions net of
    offering costs                     46,201,039       46,201,039
   Cumulative net income                6,102,487        5,064,472
   Cumulative cash distributions      (42,230,207)     (37,753,692)
                                       10,073,319       13,511,819

        Total partners' capital         9,704,193       13,177,423

Total liabilities and
     partners' capital                $12,266,142      $21,619,765

        See accompanying notes to financial statements.



                      CSA INCOME FUND IV LIMITED PARTNERSHIP

                             Statements of Operations
                for the years ended December 31, 2000, 1999 and 1998

                               2000                1999            1998
Revenue:
  Rental income            $ 9,902,211         $ 14,903,995     $16,031,035
  Interest income              209,433              158,617          69,999
  Gain on sale of
   equipment                   711,614              258,512         863,210
  Net (loss) gain on foreign
   currency transactions       (14,820)               7,861          22,858
     Total revenue          10,808,438           15,328,985      16,987,102


Expenses:
  Depreciation               8,056,432           11,508,608      10,967,117
  Interest                     460,138            1,050,363       1,626,363
  Management fees              791,670            1,193,749       1,456,914
  General and
   administrative              451,698              326,663         266,054

     Total expenses          9,759,938           14,079,383      14,316,448

  Net income                $1,048,500          $ 1,249,602     $ 2,670,654

Income allocation:
   General Partner          $   10,485          $    12,496     $    26,707
   Limited Partners          1,038,015            1,237,106       2,643,947


                            $1,048,500           $1,249,602     $ 2,670,654

Net income per
   Limited Partnership
      Unit                 $      2.05          $      2.44     $      5.22

Number of
Limited Partnership
units outstanding              506,776              506,776         506,776



               See accompanying notes to financial statements.

                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                         Statements of Cash Flows for the
                  years ended December 31, 2000, 1999 and 1998

                                       2000           1999          1998
Cash flows from operations:
 Cash received from rental
  of equipment                   $10,199,943       $15,334,821    $16,083,475
 Cash paid for operating and
  management expenses             (1,200,678)       (1,617,216)   ( 1,717,777)
 Interest paid                      (471,700)       (1,071,766)   ( 1,645,658)
 Interest received                   209,433           158,617         69,999

   Net cash from operations        8,736,998        12,804,456     12,790,039


Cash flows from investments:
 Purchase of equipment            (1,142,310)       (2,230,104)    (7,423,505)
 Sale of equipment                 2,637,214         2,805,158      2,237,768

   Net cash provided by
     (used for) investments        1,494,904           575,054     (5,185,737)


Cash flows from financing:
 Proceeds from notes payable         485,038         3,192,141      5,070,515
 Repayment of notes payable       (6,386,008)      (10,210,436)   (10,790,020)
 Payment of cash
  distributions                   (4,521,730)       (3,242,000)    (3,071,370)

   Net cash used for
     financing                   (10,422,700)      (10,260,295)    (8,790,875)

Net change in cash and
  cash equivalents                  (190,798)        3,119,215     (1,186,573)


Cash and cash equivalents
  at beginning of year             3,679,408           560,193      1,746,766


Cash and cash equivalents
  at end of year                  $3,488,610        $3,679,408     $  560,193

          See accompanying notes to financial statements.



                    CSA INCOME FUND IV LIMITED PARTNERSHIP

            Statement of Changes in Partners' Capital (Deficit)

              For years ended December 31, 2000, 1999, and 1998


                                Limited        General
                                Partners       Partner        Total
Balance at December 31, 1997   $15,881,002  $  (310,465)   $15,570,537

Net income                       2,643,947       26,707      2,670,654

Cash distributions              (3,040,656)    ( 30,714)    (3,071,370)

Balance at December 31, 1998    15,484,293     (314,472)    15,169,821


Net income                       1,237,106       12,496      1,249,602

Cash distributions              (3,209,580)    ( 32,420)    (3,242,000)

Balance at December 31, 1999    13,511,819     (334,396)    13,177,423

Net Income                       1,038,015       10,485      1,048,500

Cash Distributions              (4,476,515)     (45,215)    (4,521,730)

Balance at December 31, 2000   $10,073,319  $  (369,126)   $ 9,704,193




See accompanying notes to financial statements

                          CSA INCOME FUND IV LIMITED PARTNERSHIP
                             Notes to Financial Statements
                                 December 31, 2000
(1)  Organization

CSA Income Fund IV Limited Partnership ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on December 21, 1989 with an initial investment of $1,000, from its sole General Partner, CSA Lease Funds, Inc. and the purchase of 10 Limited Partnership Units at $100 each by an initial Limited Partner. The Partnership's primary activity is to invest in equipment to be leased to third parties. On February 22, 1990, the Partnership began its offering of Limited Partnership Units. The Partnership commenced operations on April 18, 1990. As of December 31, 2000, the Partnership has 506,776 units of Limited Partnership interest outstanding representing aggregate capital contributions of $50,677,600.

During the fourth quarter of year 2000, the General Partner of CSA Income Fund IV Limited Partnership determined that it was in the best interest of the Partnership and the Limited Partners to begin the wind-up of the Partnership in year 2001. The wind-up is currently anticipated to be completed in year 2002.

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

In accordance with the Partnership Agreement, the Partnership is liable to the General Partner (or its affiliates) for management fees calculated at 5% of gross rental revenues and to certain reimbursable operating expenses subject to limitations stated in the Partnership Agreement. During 1994, the Limited Partners approved an Amendment to the Partnership Agreement allowing for the payment of Management Fees based on gross rental revenues on Sales Agency leases.

(2)  Significant Accounting Policies

The Partnership records are maintained on the accrual basis of accounting.

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual value of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. In connection with this review , there were no residual value depreciation adjustments in 2000, 1999 or 1998.

Deferred income represents prepaid rentals received for active leases that are recognized when earned.

No provision for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partners' individual taxable income or loss as reported on form K-1. Partnership taxable income in 2000, 1999 and 1998 was $2,102,735, $3,058,315, and $1,271,389, respectively. The differences between Partnership taxable income and book income are primarily due to the difference between tax and book depreciation methods and the related differences in the gain or loss on sales of equipment.

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

(3)  Rental Equipment

The Partnership purchases equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership is equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost. In accordance with Section 6.4 (b) of the Partnership Agreement, the total of all acquisition fees paid to the General Partner shall not exceed 15% of the total Capital Contributions received by the Partnership. This lifetime acquisition fee limit was met during 1996 and the General Partner is no longer paid acquisition fees on any new Partnership equipment acquisitions. Also, in accordance with Section 8.1 and 8.2 of the Partnership Agreement, during the year 2000, the Partnership reached it's expiration period for new equipment acquisitions which lead to the announced wind-up process.

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                   Beginning                                Ending
                    Balance       Additions      Sales      Balance
Costs for years ended:

December 31, 1998  $59,318,040   $ 7,423,505  $ 6,785,399  $59,956,146

December 31, 1999  $59,956,146   $ 2,230,104  $10,112,372  $52,073,878

December 31, 2000  $52,073,878   $ 1,142,310  $14,222,790  $38,993,398

Accumulated depreciation for
the years ended:

December 31, 1998  $25,193,487   $10,967,117  $ 5,201,788  $30,958,816

December 31, 1999  $30,958,816   $11,508,608  $ 7,784,069  $34,683,355

December 31, 2000  $34,683,355   $ 8,056,432  $11,719,152  $31,020,635


                            CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements

(4)  Leases

As of December 31, 2000, substantially all of the Partnership's equipment was leased under 95 separate leases to 50 lessees. Approximately 12% of the Partnership's equipment portfolio (based on cost) has been leased outside the United States. Three lessees represented approximately 57% (33%, 12% and 12%, respectively) of the Partnership's revenues in 2000 as compared to two lessees representing 34% (22% and 12%, respectively) in 1999 and two lessees representing 41% (21% and 20%, respectively) in 1998.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:


                           Year                    Amount
                           2001                 $ 4,549,724
                           2002                   1,567,221
                           2003                   1,068,399
                           2004                     780,000
                           2005                      390,000
                                                 $ 8,355,344



(5)  Notes Payable

Notes payable consist of nonrecourse notes due in monthly, quarterly and annual installments, with interest rates that range from 6.85% to 9.03% per annum. Such notes are collateralized by equipment with a cost of $19,735,548. Annual maturities of notes payable at December 31, 2000, are as follows:

                            Year                 Amount
                            2001               $ 1,967,579
                            2002                   153,085
                            2003                   163,907
                                               $ 2,284,571


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

(7)  Related Party Transactions

Fees and other expenses paid or accrued to be paid by the Partnership to the General Partner or affiliates of the General Partner for 2000, 1999 and 1998 are as follows:

                                  2000              1999             1998
Management fees               $   791,670       $ 1,193,749     $ 1,456,914
Reimbursable operating
  expenses                        251,203           183,055         172,879
                              $ 1,042,873       $ 1,376,804     $ 1,629,793

(8)  Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for 2000, 1999 and 1998 is as follows:

                                   2000            1999             1998
Net Income                    $ 1,048,500      $ 1,249,602      $ 2,670,654
Gain on sale of equipment        (711,614)        (258,512)        (863,210)
Depreciation                    8,056,432       11,508,608       10,967,117
Decrease (increase) in
 receivables                      323,103          365,853          (60,215)
Increase (decrease) in payables
 and deferred income               20,577          (61,095)          75,693

Net cash from operations      $ 8,736,998      $12,804,456      $12,790,039

(9)  Net Gain/(Loss) on Foreign Currency Transactions

Net gain/loss from foreign currency transactions resulted from exchange gains and losses on certain leases which call for the payment of rentals in foreign currency.

(10) Reclassification of Amounts

Certain amounts in the Financial Statement for the years ended December 31, 1999 and 1998 have been reclassified to conform to the current year presentation.

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

     Name            Age        Title(s)            Elected
J. Frank Keohane      64   Director & President     04/01/88
Richard P. Timmons    46   Controller               03/01/95
Trevor A. Keohane     34   Director                 05/28/93
Gerald J. Porro       53   Clerk                    02/01/01


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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units as of December 31, 2000.


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



 (b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 2000.

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