Form 10-Q
period 2001-03-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2001-05-15
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001

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

                          PART I - FINANCIAL INFORMATION
                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                  March 31,                 December 31,
                                    2001                       2000
                                  Unaudited
Assets

Cash and cash equivalents          $    172,336            $  3,488,610
Short term investment                 3,500,000                       -
Rentals receivable                      133,166                 206,146
Remarketing Receivable                  340,407                 578,038
Accounts receivable - affiliates              -                  20,585

Rental equipment, at cost            35,376,427              38,993,398
Less accumulated depreciation       (29,584,607)            (31,020,635)
    Net rental equipment              5,791,820               7,972,763

    Total assets                   $  9,937,729            $ 12,266,142

Liabilities and partners' capital

Accrued management fees            $     40,332             $   116,621
Accounts payable and accrued expenses    33,767                  32,800
Deferred income                          58,123                 127,957
Notes Payable                         1,184,863               2,284,571

    Total liabilities                 1,317,085               2,561,949

Partners' capital:
General Partner:
 Capital contribution                     1,000                   1,000
 Cumulative net income                  126,592                  61,643
 Cumulative cash distributions         (444,565)               (431,769)
                                       (316,973)               (369,126)
Limited Partners (506,776 units):
 Capital contributions,
    net of offering costs            46,201,039                46,201,039
 Cumulative net income                6,233,726                 6,102,487
 Cumulative cash distributions      (43,497,148)              (42,230,207)
                                      8,937,617                10,073,319

Total partners' capital               8,620,644                 9,704,193

Total liabilities and
Partners' capital                  $  9,937,729              $ 12,266,142

                 See accompanying notes to financial statements.


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS
                     Unaudited Quarters Ended March 31,

                                        2001                       2000

Revenues:
    Rental income                  $ 2,131,502                $ 2,812,258
    Interest income                     34,741                     45,497
    Gain on sale of equipment           64,949                    315,385
    Net loss on foreign
    Currency transactions             (68,306)                     (2,806)
    Total revenues                   2,162,886                  3,170,334

Costs and expenses:
    Depreciation                     1,719,803                  2,290,910
    Interest                            42,213                    160,700
    Management fees                    111,414                    217,675
    General and administrative          93,268                    114,176
    Total expenses                   1,966,698                  2,783,461

Net income                         $   196,188                $   386,873

Net income allocation:
    General Partner                $    64,949                $     3,868
    Limited Partners                   131,239                    383,005
                                   $   196,188                $   386,873


Net income per weighted average
  Limited Partnership Unit         $       .26                $       .76

Number of weighted average
Limited Partnership Units              506,776                    506,776



                          CSA INCOME FUND IV LIMITED PARTNERSHIP
                              STATEMENTS OF CASH FLOWS
                              Unaudited Quarters Ended

                                    March 31,                 March 31,
                                      2001                      2000
Cash flows from operations:
    Cash received from rental
       of equipment                $  2,086,926              $  2,814,888
    Cash paid for operating and
       management expenses             (280,004)                 (322,255)
    Interest paid                       (42,213)                 (166,406)
    Interest received                    34,741                    45,497
      Net cash from operations        1,799,450                 2,371,724

Cash flow from investments:
    Short term investment            (3,500,000)                        -
    Sale of equipment                   763,721                   707,422
      Net Cash provided by
      (used for) investments         (2,736,279)                  707,422

Cash flows from financing:
    Proceeds from notes payable               -                   485,037
    Repayment of notes payable       (1,099,708)               (1,891,737)
    Payment of cash distributions    (1,279,737)               (1,023,787)
      Net cash used for
        financing                    (2,379,445)               (2,430,487)

Net change in cash
  and cash equivalents               (3,316,274)                  648,659
Cash and cash equivalents
  at beginning of period              3,488,610                 3,679,408
Cash and cash equivalents
  at end of period                 $    172,336              $  4,328,067



                  CSA INCOME FUND IV LIMITED PARTNERSHIP

                         NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December
31, 2000.

In the General Partner's opinion, the unaudited financial statements
Reflect all adjustments which are of a normal recurring nature, necessary to Present fairly the financial position of CSA Income Fund IV Limited Partnership As of March 31, 2001 and the results of operations and cash flows for the Three month periods ended March 31, 2001 and March 31, 2000.

               CSA INCOME FUND IV LIMITED PARTNERSHIP
                            FORM 10-Q
              GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income was $2,131,502 and $2,812,258 and net income was $196,188
And $386,873 for the quarters ended March 31, 2001 and March 31, 2000, respectively. The decrease in rental income was primarily due to lease expirations as the partnership approaches wind-up. The decrease in net income was primarily due to a decrease in gain on sale of equipment recorded in the quarter ended March 31, 2001 of $64,949 as compared to $315,385 for the same period in 2000.

During the first quarter of 2001, the Partnership recorded a loss on foreign currency of $68,306 due to the US Dollar's increased strength versus European currencies. The loss was the result of two factors: first, the Partnership had cash balances in English sterling of approximately 720,000 as of and recorded on it's December 31, 2000 Balance Sheet, also secondly, sales and rent proceeds received during this first quarter ended March 31, 2001 were approximately 730,000. These cash balances are marked to market for reporting on U.S.Financial Statements and since the value of sterling was 1.4159 as of March 31st, an appropriate adjustment was made for the US Dollar equivalent on the Partnership Financial Statements as of this date.

The Partnership generated $2,563,171 in cash flow from operations and From the sale of equipment during the three months ended March 31, 2001. The Partnership utilized these funds to reduce outstanding notes payable by $1,099,708 and made cash distributions to partners of $1,279,737.

During March 2001, the Partnership purchased an interest, as an interim lender, secured by equipment and a short term monthly lease payment obligation of a Fortune 100 Company. The Partnership's portion of the short-term loan participation was $3,800,666 of which $3,500,000 was outstanding as of March 31, 2001. The Partnership earns interest at the rate of 7.75% per annum on the monthly reducing balances over the life of the participation. The General Partner, in it's own right, has participated in this loan in an approximate amount of $3,586,000. It is expected that this loan will be paid off by a permanent lender in 30-60 days.

The Partnership paid distributions of $.83 per limited partnership unit on the 15th of January, February and March 2001.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 74% to 96% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions.

During the fourth quarter of year 2000, the General Partner of CSA Income
Fund IV Limited Partnership determined that it was in the best interest of the Partnership and the Limited Partners to begin the wind-up of the Partnership in year 2001. The wind-up is currently anticipated to be completed during year 2002.

In accordance with the Partnership Agreement, pursuant to section 8.3 (c), accounting profits from the sale of equipment that are generated as part of the Partnership's wind-up shall be allocated to each partner, first in the amount equal to the negative balance in the capital account of such partner;
and secondly, 99% to the Limited Partners and 1% to the General Partner until the Capital Accounts of the Limited Partners are equal to the amount of cash which would be required to be distributed to the Limited Partners in order to achieve Payout. Therefore, certain gains on the disposition of partnership assets were allocated during the first quarter of 2001 to the General Partner to reduce its Capital Account negative balance. This accounting entry has no cash impact on future Limited Partnership distributions.

Management reviews the Partnership's projected performance on a periodic basis. Based on that analysis the General Partner presently estimates that continued cash distributions will return the entire initial investment of the Limited Partners and a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.

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

  (b) Reports on Form 8-K - There were no reports filed during the first quarter of 2001.





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



                       CSA Income Fund IV Limited
                       Partnership (Registrant)
                       By its General Partner,
                       CSA Lease Funds, Inc.





Date: May 15, 2001
                                           J. Frank Keohane
                                           President
                                           Principal Executive Officer




Date: May 15, 2001
                                           Richard P. Timmons
                                           Corporate Controller
                                           Principal Accounting and
                                           Finance Officer





