Form 10-Q
period 2001-06-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2001-08-15
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001

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


                            Yes: X     No:

PART I - FINANCIAL INFORMATION


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                   (Unaudited)
                                     June 30,               December 31,
                                       2001                    2000
Assets
Cash and cash equivalents         $    439,189             $  3,488,610
Short term investment                3,415,933                        -
Rentals receivable                     172,809                  206,146
Remarketing receivable                  95,778                  578,038
Accounts receivable - affiliates        19,812                   20,585

Rental equipment, at cost           34,210,181               38,993,398
Less accumulated depreciation      (29,926,866)             (31,020,635)
  Net rental equipment               4,283,315                7,972,763

   Total assets                   $  8,426,836             $ 12,266,142

Liabilities and partners' capital

Accrued management fees           $     20,482             $    116,621
Accounts payable and Accrued expenses   29,786                   32,800
Deferred income                        120,705                  127,957
Notes payable                          488,538                2,284,571

   Total liabilities                   659,511                2,561,949

Partners' capital:
General Partner:
 Capital contribution                    1,000                    1,000
 Cumulative net income                 155,421                   61,643
 Cumulative cash distributions        (457,362)                (431,769)
                                      (300,941)                (369,126)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039               46,201,039
 Cumulative net income               6,631,313                6,102,487
 Cumulative cash distributions     (44,764,086)             (42,230,207)
                                     8,068,266               10,073,319

Total partners' capital              7,767,325                9,704,193

   Total liabilities and
    partners' capital             $  8,426,836             $ 12,266,142


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                   MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                             Three Months               Six Months
                               June 30,                   June 30,
                            2001      2000           2001        2000
Revenues:
  Rental income         $ 1,747,390 $ 2,497,075 $ 3,878,892 $ 5,309,333
  Interest income            87,673      56,773     122,414     102,270
  Gain on sale
   of equipment              28,829     182,495      93,778     497,880
  Net gain (loss) on
   foreign currency           2,179     (13,595)    (66,127)    (16,401)
     Total revenues       1,866,071   2,722,748   4,028,957   5,893,082


Costs and expenses:
  Depreciation            1,243,324   2,005,260   2,963,127   4,296,170
  Interest                   17,737     137,763      59,950     298,463
  Management fees            90,150     188,649     201,564     406,324
  General and
   administrative            88,444     114,442     181,712     228,618
     Total expenses       1,439,655   2,446,114   3,406,353   5,229,575

Net income              $   426,416  $  276,634 $   622,604  $  663,507

Net income allocation:
  General Partner       $    28,829  $    2,767 $    93,778  $    6,635
  Limited Partners          397,587     273,867     528,826     656,872
                        $   426,416  $  276,634 $   622,604  $  663,507


Net income per
 weighted average
 Limited Partnership
 Unit                   $      0.78  $     0.54 $      1.04  $      1.30

Number of weighted
 average Limited
 Partnership Units          506,776     506,776     506,776      506,776


                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE
            AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                         Three Months Ended       Six Months Ended
                              June 30,                 June 30,
                          2001       2000          2001       2000


Cash flows from
 operations:
  Cash received from
   rental of
   equipment           $ 1,752,697 $ 2,690,881 $ 3,839,623  $ 5,524,931
  Cash paid for
   operating and
   management expenses    (202,425)   (311,070)   (482,429)    (633,325)
  Interest paid            (17,737)   (134,498)    (59,950)    (300,904)
  Interest received         87,673      56,773     122,414      102,270
   Net cash from
    operations           1,620,208   2,302,086   3,419,658    4,692,972

Cash flow from investments:
  Short term investment     84,067           -  (3,415,933)           -
Purchase of equipment            -  (1,142,310)          -   (1,142,310)
  Sale of equipment        538,638     787,226   1,302,359    1,494,648
   Net cash from (used
  for) investments         622,705    (355,084) (2,113,574)     352,338

Cash flows from financing:
  Advances to/from
   affiliates                    -      79,435           -       60,273
  Proceeds from notes
   payable                       -           -           -      485,037
  Repayment of notes
   payable                (696,325) (1,651,729) (1,796,033)  (3,543,466)
  Payment of cash
   distributions        (1,279,735) (1,023,787) (2,559,472)  (2,047,574)
    Net cash used
      for financing     (1,976,060) (2,596,081) (4,355,505)  (5,045,730)

Net change in cash and
  cash equivalents         266,853    (649,079) (3,049,421)        (420)
Cash and cash equivalents
  at beginning of period   172,336   4,328,067   3,488,610    3,679,408
Cash and cash equivalents
  at end of period      $  439,189  $3,678,988  $  439,189   $3,678,988


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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of June 30, 2001 and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and June 30, 2000.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income was $1,747,390 and $2,497,075 and Net income was $426,416 and $276,634 for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, Rental income was $3,878,892 and $5,309,333, and Net income was $622,604 and $663,507. The decrease in overall Rental income was primarily due to anticipated lease expirations as the partnership approaches wind-up. However, The increase in Net income was primarily due to a decrease in depreciation, interest and management fee expense on equipment leases that have expired.

During the three months ended June 30, 2001, the Partnership generated $2,158,846 in cash flow from operations and from the sale of equipment. The Partnership utilized these funds to reduce outstanding notes payable by $696,325 and made cash distributions to partners of $1,279,735.

In our last Quarterly Report, March 31, 2001, the General Partner indicated The Partnership purchased an interest, as an interim lender, in a short term investment secured by an equipment lease obligation which yields
7.75% interest. The Partnership's portion of the short-term loan participation has been reduced from $3,800,666 to $3,415,933 as of June 30, 2001 and will continue to be reduced monthly and should be paid in full by December 31, 2001.

The Partnership paid distributions of $.83 per Limited Partnership unit on the 15th of April, May, and June 2001.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 77% to 99% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions.

The General Partner of CSA Income Fund IV Limited Partnership informed the Limited Partners in the Partnership's year 2000 10-K and Annual Report that the wind-up of the Partnership would begin in year 2001. Since the Partnership commenced operations on April 18, 1990, it has been operating and paying monthly distributions for over 10 years. Due to the size of the Partnership's remaining portfolio the General Partner currently anticipate the wind-up will be completed in mid-year 2002.

As indicated in the First Quarter 10-Q, accounting profits from the sale of equipment that are generated as part of the Partnership's wind-up shall be allocated to each partner, first in the amount equal to the negative balance in the Capital Account until the Capital Accounts of the Partners are no longer negative. Therefore, certain gains on the disposition of partnership assets were allocated during the first two quarters of 2001 to the General Partner to reduce its Capital Account negative balance.

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

Item 4 - Submission of Matters to a Vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the second quarter of 2001.


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



                         CSA Income Fund IV Limited
                          Partnership (Registrant)
                         By its General Partner,
                          CSA Lease Funds, Inc.






Date: August 14, 2001
                                          J. Frank Keohane
                                          President
                                          Principal Executive Officer





Date: August 14,2001
                                          Richard P. Timmons
                                          Corporate Controller
                                          Principal Accounting and
                                          Finance Officer






Form 10-Q page 9