Form 10-Q
period 2001-09-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2001-11-19
CIK 858801

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001

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

                            Yes:   X     No:

                         PART I - FINANCIAL INFORMATION


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                  (Unaudited)
                                 September 30,                 December 31,
                                      2001                        2000
Assets

Cash and cash equivalents         $  1,589,656              $  3,488,610
Short term investment                2,760,784                         -
Rentals receivable                     144,609                   206,146
Remarketing Receivable                       -                   578,038
Accounts receivable - affiliates        18,449                    20,585

Rental equipment, at cost           33,545,533                38,993,398
Less accumulated depreciation      (30,748,109)              (31,020,635)
  Net rental equipment               2,797,424                 7,972,763

   Total assets                   $  7,310,922              $ 12,266,142

Liabilities and partners' capital

Accrued management fees           $     24,981              $    116,621
Accounts payable                        28,448                    32,800
Deferred income                        157,831                   127,957
Notes payable                          357,109                 2,284,571

   Total liabilities                   568,369                 2,561,949

Partners' capital:
General Partner:
 Capital contribution                    1,000                     1,000
 Cumulative net income                 180,544                    61,643
 Cumulative cash distributions        (470,159)                 (431,769)
                                      (288,615)                 (369,126)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039                46,201,039
 Cumulative net income               6,861,153                 6,102,487
 Cumulative cash distributions     (46,031,024)              (42,230,207)
                                     7,031,168                10,073,319

Total partners' capital              6,742,553                 9,704,193
   Total liabilities and
    partners' capital             $  7,310,922              $ 12,266,142


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE
                   MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                             Three Months               Nine Months
                             September 30,              September 30,
                           2001          2000          2001        2000
Revenues:
  Rental income        $ 1,654,356  $ 2,369,015   $ 5,533,248  $7,678,348
   Interest income          66,272       55,535       188,686     157,805
   Gain on sale
    of equipment            25,123       53,879       118,901     551,759
   Net loss on
    foreign currency        (3,832)     (19,131)      (69,959)    (35,532)
     Total revenues      1,741,919    2,459,298     5,770,876   8,352,380


Costs and expenses:
  Depreciation           1,309,727    1,963,066     4,272,854   6,259,236
  Interest                   8,563       90,980        68,513     389,443
  Management fees           84,499      178,230       286,063     584,554
  General and
   administrative           84,167      111,782       265,879     340,400
     Total expenses      1,486,956    2,344,058     4,893,309   7,573,633

Net income              $  254,963  $   115,240    $  877,567   $ 778,747

Net income allocation:
  General Partner       $   25,123  $     1,152    $  118,901  $    7,787
  Limited Partners         229,840      114,088       758,666     770,960
                        $  254,963  $   115,240    $  877,567  $  778,747


Net income per
 weighted average
 Limited Partnership
 Unit                   $     0.46  $      0.22     $    1.50  $     1.52

Number of weighted
 average Limited
 Partnership Units         506,776      506,776       506,776      506,776



                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
          AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                            Three Months Ended        Nine Months Ended
                               September 30,           September 30,
                              2001       2000         2001       2000

Cash flows from
 operations:
  Cash received from
   rental of equipment     $1,717,213  $ 2,319,535  $ 5,556,836   $7,844,466
  Cash paid for
   operating and
   management expenses       (165,505)    (291,819)    (647,934)    (925,144)
  Interest paid                (8,563)    (100,101)     (68,513)    (401,005)
  Interest received            66,272       55,535      188,686      157,805
   Net cash from
    operations              1,609,417    1,983,150    5,029,075    6,676,122

Cash flow from investments:
  Short term investment       655,149            -   (2,760,784)           -
  Purchase of equipment             -            -            -   (1,142,310)
  Sale of equipment           297,065      460,942    1,599,424    1,955,590
   Net cash from (used for)
    investments               952,214      460,942   (1,161,360)     813,280

Cash flows from financing:
  Advances to/from
   affiliates                       -       74,827            -      135,100
  Proceeds from notes
   payable                          -            -            -      485,037
  Repayment of notes
   payable                   (131,429)  (1,443,975)  (1,927,462)  (4,987,441)
  Payment of cash
   distributions           (1,279,735)  (1,194,420)  (3,839,207)  (3,241,994)
    Net cash used
     for  financing        (1,411,164)  (2,563,568)  (5,766,669)  (7,609,298)

Net change in cash and
  cash equivalents          1,150,467    (119,476)   (1,898,954)    (119,896)
Cash and cash equivalents
  at beginning of
   period                     439,189    3,678,988    3,488,610    3,679,408
Cash and cash
  equivalents
     at end of period      $1,589,656   $3,559,512   $1,589,656   $3,559,512



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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of September 30, 2001 and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and September 30, 2000.

                    CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 FORM 10-Q
                  GENERAL PARTNER'S DISCUSSION OF OPERATIONS


Rental income was $1,654,356 and $2,369,015 and net income was $254,963 and $115,240 for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, rental income was $5,533,248 and $7,678,348, and net income was $877,567 and $778,747, respectively. The decrease in Rental income was due to anticipated lease expirations as the partnership approaches wind-up. However, the increase in Net income was primarily due to a decrease in depreciation, interest and management fee expense on equipment leases that have expired.

During the three months ended September 30, 2001, the Partnership generated $1,906,482 in cash flow from operations and from the sale of equipment. The Partnership utilized these funds to reduce outstanding notes payable by $131,429 and made cash distributions to the partners of $1,279,735.

In the March 31, 2001, Quarterly Report, the General Partner indicated the Partnership purchased an interest, as an interim lender, in a short term investment secured by an equipment lease obligation which yields 7.75% interest. The Partnership's portion of the short-term loan participation has been reduced from $3,415,933 to $2,760,784 as of September 30, 2001 and will continue to be reduced monthly and should be paid in full by December 31, 2001.





The Partnership paid distributions of $.83 per Limited Partnership unit on July 13th, August 15th, and September 14th, 2001.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 79% to 101% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions.

The General Partner, as previously stated, anticipates that the wind-up of the Partnership will continue into calendar year 2002. As part of the wind-up process the distribution percentage was increased from 10% to 12% effective with the November 15th distribution. It is not expected that future distributions will be decreased from the current levels.

In light of recent economic developments with regards to the overall Airline Industry, the General Partner is reviewing the Partnership's residuals position on three (3) Jet Airplane engines make up a substantial portion of the remaining residual value in the Partnership's equipment portfolio and their valuation could materially impact the wind-up distributions. However, it may be difficult to determine the equipment residual value until such time as the assets are actually sold.

As indicated in the previously filed 2001 Quarterly 10-Q's, accounting profits from the sale of equipment that are generated as part of the Partnership's wind-up shall be allocated to each partner, first in the amount equal to the negative balance in the Capital Account until such time the Capital Accounts of the Partners are no longer negative. Therefore, certain gains on the disposition of partnership assets were allocated during the first three quarters of 2001 to the General Partner to reduce its Capital Account negative balance.

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

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the third quarter of 2001.


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