Form 10-K
period 2001-12-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2002-04-02
CIK 858801

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      Commission file number 33-32744
December 31, 2001

             CSA Income Fund IV Limited Partnership
        (Exact name of registrant as specified in its charter)

          Massachusetts                              No. 04-3072449
 (State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)                 Identification No.)

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

                                              Number of Units
    Title of Each Class                       at December 31, 2001
Units of Limited Partnership                      506,776
Interest:  $100 per unit

                  DOCUMENTS INCORPORATED BY REFERENCE
           Portions of Part IV are incorporated by reference
             to Amendment No. 1 to Form S-1 and Form S-1,
                    Registration No. 33-32744

The exhibit index is located on pages 18 and 19.

                              Part I
Item 1.  Business

CSA Income Fund IV Limited Partnership (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Lease Funds, Inc. (an affiliate of CSA Financial Corp.), the sole General Partner, and as of December 31, 2001, 2,680 Limited Partners owning 506,776 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners aggregated $50,677,600. The Partnership was formed on December 21, 1989 and commenced operations on April 18, 1990.

The General Partner of CSA Income Fund IV Limited Partnership in 2001 started the process of winding up the Partnership and expects to complete the wind-up during 2002. As of December 31, 2001 the Partnership had fifty-four remaining leases in its portfolio.

The Partnership was organized to engage in the business of acquiring income producing equipment for investment. The Partnership's principal objectives are:

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

The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers, dealers and financial institutions, including commercial banks and insurance companies.Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.

As of December 31, 2001, substantially all of the remaining equipment in the Partnership's portfolio was leased under 54 separate leases to 35 lessees. The lessees representing 10% of total revenues during 2001 were as follows:
    America Online Inc.                               21%
    America West Airlines, Inc.                       17%
    Tradepoint PLC.                                   14%
    Cardservice International, Inc.                   11%

As of December 31, 2001, approximately 11% of the Partnership's equipment portfolio (based on cost) is leased outside the United States. The Partnership's acquisition and leasing of equipment is described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

Item 2.  Properties

The Partnership neither owns nor leases office space or equipment for the Purpose of managing its day-to-day affairs. The General Partner, CSA Lease Funds, Inc.("CLF"), has exclusive control over all aspects of the business of the Partnership, including provision of any necessary office space. As such, CLF will be compensated through Management fees and reimbursement of General and Administrative costs related to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner, however, will be any of the following: (1) Expenditures for rent or utilities; and (2) Certain other administrative items.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                  PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

a. The Partnership's limited partnership interests are not publicly traded. There is no active market for the Partnership's limited partnership Interests and it is unlikely that one will develop. However, partners have received offers to purchase their Limited Partnership units from third parties. In such cases the General Partner has recommended the partner should consult their Financial Advisors. If the partner still has intentions of selling their units, the General Partner, through its affiliate CSA Financial Corp.("CSA"), would be willing to make an offer. In certain cases, CSA has purchased Partnership units.


b. Approximate Number of Equity Security Holders:

               Title of Class               Number of Limited Partners
Units of Limited Partnership Interests          as of 12/31/01
                 506,776                            2,680

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


                        Years Ended December 31,
                  (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                    2001        2000           1999        1998         1997
Total
Revenues          $ 6,323     $10,808        $15,329     $16,987      $13,488

Net Income            578       1,049          1,250       2,671        2,716

Net Income
 per Limited
 Partnership
 Unit                0.91        2.05           2.44         5.22        5.31

Total Assets        5,451      12,266         21,620       30,692      36,736

Notes Payable         317       2,285          8,186       15,204      20,923


Cash Distribution
 per Limited
 Partnership Unit
 Outstanding        $10.33       $8.83          $6.33       $ 6.00      $ 7.00

Item 7. General Partner's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
Rental income for the years ended December 31, 2001, 2000 and 1999 was $6,501,299, $9,902,211, and $14,903,995, respectively. Net income for the years ended December 31, 2001, 2000 and 1999 was $578,076, $1,048,500, and
$1,249,602, respectively. The decrease in rental income is primarily due to lease expirations anticipated as the partnership approaches wind-up. Net income was impacted by the sale of equipment from three (3) large computer related equipment leases that expired during the fourth quarter of 2001. These three leases from one lessee, originated in 1997, and contained approximately $11,300,000 in original equipment cost. A significant portion of this equipment was sold during the fourth quarter of 2001 resulting in a loss on sale of this equipment of $561,917 primarily due to more rapid obsolescence than originally anticipated. Overall, the sale of equipment during 2001 resulted in a loss of $347,139, as compared to a gain of $711,614, and $258,512, for the years ended 2000 and 1999. Depreciation expense for 2001, 2000 and 1999 was $4,975,058, $8,056,432, and $11,508,608, respectively.

Interest income for 2001, 2000 and 1999 was $239,047, $209,433, and $158,617,
respectively. Interest expense was $74,425, $460,138, and $1,050,363 for the years ended December 31, 2001, 2000, and 1999, respectively.

Liquidity and Capital Resources

During 2001, the Partnership generated $5,790,905 in cash flow from Operations and $2,100,966 cash flow from the sale of equipment. The Partnership utilized the majority of these funds to reduce outstanding notes payable by $1,967,579 and make cash distributions of $5,289,579 to the Partners.

During, the year ended December 31, 2001, the Partnership purchased an interest, as an interim lender, in a short-term investment secured by an equipment lease obligation yielding 7.75% interest. During 2001, the Partnership recorded approximately $192,000 in interest income related to this investment. The Partnership's portion of the short-term loan participation was repaid in full during the quarter ended March 31, 2002.

The General Partner of CSA Income Fund IV Limited Partnership in 2001 started the process of winding up the Partnership and expects to complete the wind-up during 2002. As of December 31, 2001 the Partnership had fifty-four remaining leases in its portfolio.

The Partnership's liquidity is determined by cash from operations provided by the leases currently in place. It is expected that this cash flow will be sufficient to service outstanding debt, pay monthly distributions to the partners and meet any other commitments and obligations which may arise in the ordinary course of business.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 82% to 104% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current distributions and provide a return on this investment by continued distributions.

During year 2001, CSA Income Fund IV Limited Partnership increased the monthly distribution on October 15th from $.83 per unit to $1.00 per unit. Future distributions will continue throughout the wind-up at which point a final larger distribution may be expected.

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

Quarterly Financial Data - unaudited
Summarized unaudited quarterly financial data for the years ended December 31, 2001 and 2000 are as follows:

2001 Quarter Ended:      12/31         9/30        6/30         3/31
Total Revenues       $  552,407    $1,741,919   $1,866,071   $2,162,886
Net Income             (299,491)      254,963      426,416      196,188
Net Income
  Per Limited
  Partnership Unit
  Outstanding             ( .59)          .46          .78          .26
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding              2.83          2.50         2.50         2.50




2000 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $2,456,058   $2,459,298   $2,722,748   $3,170,334
Net Income              269,753      115,240      276,634      386,873
Net Income
  Per Limited
  Partnership Unit
  Outstanding               .53          .22          .54          .76
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding              2.50         2.33         2.00         2.00


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements




                       CSA Income Fund IV Limited Partnership

                          Index to Financial Statements


                                                          Page
                                                          Number
Independent Auditors' Report                                8

Statements of Financial Position
as of December 31, 2001 and 2000                            9

Statements for the Years Ended
December 31, 2001, 2000 and 1999:


   Operations                                               10

   Cash Flows                                               11

   Changes in Partners' Capital (Deficit)                   12


Notes to Financial Statements                               13


              INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund IV Limited Partnership


We have audited the accompanying statements of financial position of CSA Income Fund IV Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and changes in partners' capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the financial statements, the Partnership is in its wind-up phase as provided for in the Partnership Agreement and the General Partner expects to complete the wind-up during calendar year 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund IV Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.








Sullivan Bille, P.C.



Boston, Massachusetts
February 22, 2002

                       CSA INCOME FUND IV LIMITED PARTNERSHIP
                       Statements of Financial Position as of
                              December 31, 2001 and 2000
                                           2001            2000
Asset
Cash and cash equivalents              $1,999,033       $3,488,610
Short term investment                   2,124,290                -
Rentals receivable                        195,805          206,146
Remarketing Receivables                         -          578,038
Accounts receivable-affiliates              3,950           20,585

Rental equipment, at cost              18,678,320       38,993,398
   Less accumulated depreciation      (17,550,682)     (31,020,635)

         Net rental equipment           1,127,638        7,972,763


Total assets                          $ 5,450,716      $12,266,142
Liabilities and Partners' Capital
Accrued management fees               $    36,250      $   116,621
Accounts payable                           16,000           32,800
Deferred income                            88,784          127,957
Notes payable                             316,992        2,284,571

         Total liabilities                458,026        2,561,949

Partners' capital:
  General Partner:
   Capital contribution                     1,000            1,000
   Cumulative net income                  177,549           61,643
   Cumulative cash distributions         (484,665)        (431,769)
                                         (306,116)        (369,126)
  Limited Partners (506,776 units):
   Capital contributions net of
    offering costs                     46,201,039       46,201,039
   Cumulative net income                6,564,657        6,102,487
   Cumulative cash distributions      (47,466,890)     (42,230,207)
                                        5,298,806       10,073,319

         Total partners' capital        4,992,690        9,704,193

Total liabilities and
     partners' capital                $ 5,450,716      $12,266,142


        See accompanying notes to financial statements.





                      CSA INCOME FUND IV LIMITED PARTNERSHIP

                             Statements of Operations
                for the years ended December 31, 2001, 2000 and 1999

                                2001                2000            1999
Revenue:
  Rental income            $ 6,501,299         $  9,902,211     $14,903,995
  Interest income              239,047              209,433         158,617
  Gain (loss) on sale of
   equipment                  (347,139)             711,614         258,512
  Net gain (loss) on foreign
   currency                    (69,924)             (14,820)          7,861
     Total revenue           6,323,283           10,808,438      15,328,985


Expenses:
  Depreciation               4,975,058            8,056,432      11,508,608
  Interest                      74,425              460,138       1,050,363
  Management fees              336,246              791,670       1,193,749
  General and
   administrative              359,478              451,698         326,663

     Total expenses          5,745,207            9,759,938      14,079,383

  Net income                $  578,076          $ 1,048,500     $ 1,249,602

Income allocation:
   General Partner          $  115,906          $    10,485     $    12,496
   Limited Partners            462,170            1,038,015       1,237,106


                            $  578,076           $1,048,500     $ 1,249,602

Net income per
   Limited Partnership
      Unit                 $      0.91          $      2.05     $      2.44

Number of
Limited Partnership
units outstanding              506,776              506,776         506,776


               See accompanying notes to financial statements.


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                         Statements of Cash Flows for the
                  years ended December 31, 2001, 2000 and 1999

                                       2001           2000           1999
Cash flows from operations:
 Cash received from rental
  of equipment                   $ 6,419,178     $10,199,943    $15,334,821
 Cash paid for operating and
  management expenses               (792,895)     (1,200,678)   ( 1,617,216)
 Interest paid                       (74,425)       (471,700)   ( 1,071,766)
 Interest received                   239,047         209,433        158,617

   Net cash from operations        5,790,905       8,736,998     12,804,456


Cash flows from investments:
 Short term investment            (3,800,667)              -              -
 Proceeds on Short term
   Investment                      1,676,377
 Purchase of equipment                     -      (1,142,310)    (2,230,104)
 Sale of equipment                 2,100,966       2,637,214      2,805,158

   Net cash provided by
     (used for) investments          (23,324)       1,494,904       575,054


Cash flows from financing:
 Proceeds from notes payable               -          485,038     3,192,141
 Repayment of notes payable       (1,967,579)      (6,386,008)  (10,210,436)
 Payment of cash
  distributions                   (5,289,579)     (4,521,730)    (3,242,000)
   Net cash used for
     financing                    (7,257,158)    (10,422,700)   (10,260,295)

Net change in cash and
  cash equivalents                (1,489,577)       (190,798)     3,119,215


Cash and cash equivalents
  at beginning of year             3,488,610       3,679,408        560,193


Cash and cash equivalents
  at end of year                  $1,999,033      $3,488,610     $3,679,408

          See accompanying notes to financial statements.

                    CSA INCOME FUND IV LIMITED PARTNERSHIP

            Statement of Changes in Partners' Capital (Deficit)

              For years ended December 31, 2001, 2000, and 1999

                                Limited        General
                                Partners       Partner        Total
Balance at December 31, 1998   $15,484,293    $(314,472)   $15,169,821


Net income                       1,237,106       12,496      1,249,602

Cash distributions              (3,209,580)    ( 32,420)    (3,242,000)

Balance at December 31, 1999    13,511,819     (334,396)    13,177,423

Net Income                       1,038,015       10,485      1,048,500

Cash Distributions              (4,476,515)     (45,215)    (4,521,730)

Balance at December 31, 2000    10,073,319     (369,126)     9,704,193

Net Income	                       462,170      115,906        578,076

Cash distributions              (5,236,683)     (52,896)    (5,289,579)

Balance at December 31, 2001   $ 5,298,806   $ (306,116)   $ 4,992,690





             See accompanying notes to financial statements

                         CSA INCOME FUND IV LIMITED PARTNERSHIP
                             Notes to Financial Statements
                                 December 31, 2001
(1)  Organization

CSA Income Fund IV Limited Partnership ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on December 21, 1989 with an initial investment of $1,000, from its sole General Partner, CSA Lease Funds, Inc. and the purchase of 10 Limited Partnership Units at $100 each by an initial Limited Partner. The Partnership's primary activity is to invest in equipment to be leased to third parties. On February 22, 1990, the Partnership began its offering of Limited Partnership Units. The Partnership commenced operations on April 18, 1990. As of December 31, 2001, the Partnership has 506,776 units of Limited Partnership interest outstanding representing aggregate capital contributions of $50,677,600.

The General Partner of CSA Income Fund IV Limited Partnership in 2001 started the process of winding up the Partnership and expects to complete the wind-up during 2002. As of December 31, 2001 the Partnership had fifty-four remaining leases in its portfolio.

Distributable cash from operations, sales or refinancing and profits or losses for federal income tax purposes are allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and thereafter, 85% and 15% respectively. As provided by the Partnership Agreement, pursuant to Section
8.3 (c), accounting profits from the sale of equipment as part of the wind-up of the Partnership are allocated to each partner first in an amount equal to the negative balance in the Capital Account of each partner. During the year 2001 certain of these gains were allocated for accounting purposes to the General Partner to reduce its Capital Account negative balance.

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

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual value of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. In connection with this review , there were no residual value depreciation adjustments in 2001, 2000 or 1999.

Deferred income represents prepaid rentals received for active leases that are recognized when earned.

No provision for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partners' individual taxable income or loss as reported on form K-1. Partnership taxable income in 2001, 2000 and 1999 was $1,456,716, $2,102,735, and $3,058,315, respectively. The differences between Partnership taxable income and book income are primarily due to the the difference between tax and book depreciation methods and the related differences in the gain or loss on sales of equipment. Partnership taxable income was greater in 2001 since accelerated depreciation for tax purposes was applied in earlier years.

                 CSA INCOME FUND IV LIMITED PARTNERSHIP
                           Notes to Financial Statements


The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Short-term investment in 2001 represents an interest, as an interim lender, in an investment secured by an equipment lease obligation and is reported at fair and actual value.

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

(3)  Rental Equipment

The Partnership purchases equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership is equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost. In accordance with Section 6.4 (b) of the Partnership Agreement, the total of all acquisition fees paid to the General Partner shall not exceed 15% of the total Capital Contributions received by the Partnership. This lifetime acquisition fee limit was met during 1996 and the General Partner is no longer paid acquisition fees on any new Partnership equipment acquisitions. Also, in accordance with Sections 8.1 and 8.2 of the Partnership Agreement, during the year 2000, the Partnership reached it's expiration period for new equipment acquisitions which lead to the announced wind-up process.

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                   Beginning                                Ending
                    Balance       Additions      Sales     Balance
Costs for years ended:
December 31, 1999  $59,956,146   $ 2,230,104  $10,112,372  $52,073,878

December 31, 2000  $52,073,878   $ 1,142,310  $14,222,790  $38,993,398

December 31, 2001  $38,993,398   $         -  $20,315,078  $18,678,320

Accumulated depreciation for
the years ended:


December 31, 1999  $30,958,816   $11,508,608  $ 7,784,069  $34,683,355

December 31, 2000  $34,683,355   $ 8,056,432  $11,719,152  $31,020,635

December 31, 2001  $31,020,635   $ 4,975,058  $18,445,011  $17,550,682


                            CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements

(4)  Leases

As of December 31, 2001, substantially all of the Partnership's equipment was leased under 54 separate leases to 35 lessees. Approximately 11% of the Partnership's equipment portfolio (based on cost) has been leased outside the United States. Four lessees represented approximately 63% (21%, 17%, 14% and 11%, respectively) of the Partnership's revenues in 2001 as compared to three lessees representing 57% (33%, 12% and 12%, respectively) in 2000 and two lessees representing 34% (22% and 12%, respectively) in 1999.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:

                           Year                    Amount
                           2002                 $1,323,378
                           2003                    961,404
                           2004                    780,000
                           2005                    390,000
                                               $ 3,454,782

(5)  Short-term investment

During the year ended December 31, 2001, the Partnership purchased an interest, as an interim lender, in a short-term investment secured by an equipment lease obligation yielding 7.75% interest. The Partnership's portion of the short-term loan participation has been reduced from an initial investment of $3,800,667 to $2,124,290 as of December 31, 2001, and has been repaid in full during the quarter ended March 31, 2002.

(6)  Notes Payable

Notes payable consist of three (3) nonrecourse notes due in monthly installments,with an interest rate of 6.85% per annum. Such notes are collateralized by equipment with a cost of $1,299,122. Annual maturities of notes payable at December 31, 2001, are as follows:

                            Year                 Amount_
                            2002                 $ 153,085
                            2003                   163,907
                                                 $ 316,992

(7)  Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash, Cash Equivalents and Short-term Investment
The carrying amount of cash, cash equivalents and short-term investment Approximates its fair value due to their short maturity.

Notes Payable
The fair value of the Partnership's notes payable is based on the market price for the same or similar debt issues or on the current rates offered to the Partnership for debt with the same remaining maturity. The carrying amount of notes payable approximates fair value.

                        CSA INCOME FUND IV LIMITED PARTNERSHIP
                               Notes to Financial Statements

(8)  Related Party Transactions

Fees and other expenses paid or accrued to be paid by the Partnership to the General Partner or affiliates of the General Partner for 2001, 2000 and 1999 are as follows:

                               2001               2000            1999
Management fees             $ 336,246        $   791,670       $1,193,749
Reimbursable operating
  expenses                    250,336            251,203          183,055
                            $ 586,582        $ 1,042,873       $1,376,804

An affiliate of the General Partner, CSA Financial Corporation ("CSA") has acquired 5,290 units of the Partnership as of December 31, 2001. These units were purchased primarily in the case of hardship, when Limited Partners requested to sell their units. CSA, when approached, first informed the Limited Partners to consult their Financial Advisor, since it may be more financially prudent to hold on to the units until wind-up is completed. Then, if the Limited Partner still want to sell their units, CSA offered to purchase the units at slightly higher than other prevailing third party offers.

(9)  Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for 2001, 2000 and 1999 is as follows:

                                  2001            2000               1999
Net Income                    $  578,076       $ 1,048,500      $ 1,249,602
(Gain)loss on
  sale of equipment              347,139          (711,614)        (258,512)
Depreciation                   4,975,058         8,056,432       11,508,608
Decrease in
 receivables                      26,976           323,103          365,853
Increase (decrease)
 in payables and
 deferred income                (136,344)           20,577          (61,095)
Net cash from operations      $5,790,905       $ 8,736,998      $12,804,456

(10)  Net Gain/(Loss) on Foreign Currency Transactions

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

     Name            Age        Title(s)            Elected
Frank Keohane         65   Director & President     04/01/88
Richard P. Timmons    47   Controller               03/01/95
Trevor A. Keohane     35   Director                 05/28/93
Gerald J. Porro       54   Clerk                    02/01/01

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units as of December 31, 2001.

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



 (b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 2001.

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