Form 10-Q
period 2002-03-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2002-05-13
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002

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

                     PART I - FINANCIAL INFORMATION
                    CSA INCOME FUND IV LIMITED PARTNERSHIP
                    STATEMENTS OF FINANCIAL POSITION AS OF

                                        March 31,         December 31,
                                         2002                2001
                                       Unaudited
Assets

Cash and cash equivalents          $  3,396,702              $  1,999,033
Short term investment                         -                 2,124,290
Rentals receivable                       43,257                   195,805
Accounts receivable - affiliates              -                     3,950
Remarketing receivable                   63,023                         -

Rental equipment, at cost            17,170,222                 18,678,320
Less accumulated depreciation       (16,476,500)               (17,550,682)
    Net rental equipment                693,722                  1,127,638

    Total assets                   $  4,196,704               $  5,450,716

Liabilities and partners' capital
Accrued management fees            $     20,097                $    36,250
Accounts payable and accrued expenses     6,187                     16,000
Deferred income                          56,732                     88,784
Notes Payable                           279,695                    316,992

    Total liabilities                   362,711                    458,026

Partners' capital:
General Partner:
 Capital contribution                     1,000                      1,000
 Cumulative net income                  254,162                    177,549
 Cumulative cash distributions         (500,022)                  (484,665)
                                       (244,860)                  (306,116)
Limited Partners (506,776 units):
 Capital contributions,
    net of offering costs            46,201,039                 46,201,039
 Cumulative net income                6,865,032                  6,564,657
 Cumulative cash distributions      (48,987,218)               (47,466,890)
                                      4,078,853                  5,298,806

Total partners' capital               3,833,993                  4,992,690

Total liabilities and
Partners' capital                  $  4,196,704               $  5,450,716


<page







                        CSA INCOME FUND IV LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATIONS
                     Unaudited Quarters Ended March 31,

                                        2002                       2001
Revenues:
    Rental income                  $   655,080                $ 2,131,502
    Interest income                     58,707                     34,741
    Gain on sale of equipment           76,613                     64,949
    Net loss on foreign
     currency transactions             (16,984)                   (68,306)
    Total revenues                     773,416                  2,162,886

Costs and expenses:
    Depreciation                       275,242                  1,719,803
    Interest                             5,215                     42,213
    Management fees                     32,933                    111,414
    General and administrative          83,038                     93,268
    Total expenses                     396,428                  1,966,698

Net income                         $   376,988                $   196,188

Net income allocation:
     General Partner               $    76,613                $    64,949
     Limited Partners                  300,375                    131,239
                                   $   376,988                $   196,188


Net income per weighted average
  Limited Partnership Unit         $       .59                $       .26

Number of weighted average
Limited Partnership Units              506,776                    506,776


                          CSA INCOME FUND IV LIMITED PARTNERSHIP
                                STATEMENTS OF CASH FLOWS
                                Unaudited Quarters Ended

                                      March 31,                 March 31,
                                        2002                      2001
Cash flows from operations:
    Cash received from rental
       of equipment                 $    762,542              $ 2,086,926
    Cash paid for operating and
       management expenses              (141,937)                (280,004)
    Interest paid                         (5,215)                 (42,213)
    Interest received                     58,707                   34,741
      Net cash from operations           674,097                1,799,450

Cash flow from investments:
    Short term investment              2,124,290               (3,500,000)
    Sale of equipment                    172,264                  763,721
      Net Cash provided by
      (used for) investments           2,296,554               (2,736,279)

Cash flows from financing:
    Repayment of notes payable           (37,297)              (1,099,708)
    Payment of cash distributions     (1,535,685)              (1,279,737)
      Net cash used for
        financing                     (1,572,982)              (2,379,445)

Net change in cash
  and cash equivalents                1,397,669               (3,316,274)
Cash and cash equivalents
  at beginning of period              1,999,033                3,488,610
Cash and cash equivalents
  at end of period                 $  3,396,702              $   172,336


                         CSA INCOME FUND IV LIMITED PARTNERSHIP

                           NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of March 31, 2002 and the results of operations and cash flows for the three month periods ended March 31, 2002 and March 31, 2001.

                        CSA INCOME FUND IV LIMITED PARTNERSHIP
                                  FORM 10-Q
                       GENERAL PARTNER'S DISCUSSION OF OPERATIONS


Rental income was $655,080 and $2,131,502 and net income was $376,988 and $196,188 for the quarters ended March 31, 2002 and March 31, 2001, respectively. The decrease in rental income was primarily due to lease expirations as the partnership approaches wind-up. The increase in net income was primarily due to lower depreciation expense recorded in the quarter ended March 31, 2002 of $275,242 as compared to $1,719,803 for the same period in 2001. The depreciation expense is significantly lower in 2002 primarily due to a majority of the remaining leases in the Partnership's portfolio being nearly all fully depreciated.

The Partnership generated $846,361 in cash flow from operations and from the sale of equipment during the three months ended March 31, 2002. The Partnership utilized these funds and cash on hand to reduce outstanding notes payable by $37,297 and made cash distributions to partners of $1,535,685.

During the year ended December 31, 2001, the Partnership purchased an interest, as an interim lender, in a short-term investment secured by an equipment lease obligation yielding 7.75% interest. The Partnership's portion of the short-term loan participation was repaid in full during the quarter ended March 31, 2002.

The Partnership paid distributions of $1.00 per limited partnership unit on the 15th of January, February and March 2002.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 85% to 107% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions.

As stated in the Partnership 2001 Annual Report, the General Partner began the wind-up of the Partnership in year 2001. The wind-up is currently anticipated to be completed during 2002.

In accordance with the Partnership Agreement, pursuant to section 8.3 (c), accounting profits from the sale of equipment that are generated as part of the Partnership's wind-up shall be allocated to each partner, first in the amount equal to the negative balance in the capital account of such partner; and secondly, 99% to the Limited Partners and 1% to the General Partner. Therefore, certain gains on the disposition of partnership assets were allocated during the first quarter of 2002 and 2001 to the General Partner to reduce its Capital Account negative balance.

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

Item 1 - Legal Proceedings
 None

Item 2 - Changes in Securities
 None

Item 3 - Defaults Upon Senior Securities
 None

Item 4 - Submission of Matters to a Vote of Security Holders
 None

Item 5 - Other Information
 None

Item 6 - Exhibits and Reports on Form 8-K

 (a) Exhibits - Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K - There were no reports filed during the 	first
quarter of 2002.

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