Form 10-Q
period 2002-06-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2002-08-14
CIK 858801

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2002

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


                            Yes: X     No:

PART I - FINANCIAL INFORMATION


                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                   (Unaudited)
                                     June 30,               December 31,
                                       2002                    2001
Assets
Cash and cash equivalents         $  2,605,580             $  1,999,033
Short term investment                        -                2,124,290
Rentals receivable                      16,723                  195,805
Accounts receivable - affiliates             -                    3,950

Rental equipment, at cost           11,819,984               18,678,320
Less accumulated depreciation      (11,462,423)             (17,550,682)
  Net rental equipment                 357,561                1,127,638

   Total assets                   $  2,979,864             $  5,450,716

Liabilities and partners' capital

Accrued management fees           $     15,728             $     36,250
Accounts payable and accrued expenses   14,293                   16,000
Deferred income                         21,917                   88,784
Notes payable                          241,756                  316,992

   Total liabilities                   293,694                  458,026

Partners' capital:
General Partner:
 Capital contribution                    1,000                    1,000
 Cumulative net income                 435,819                  177,549
 Cumulative cash distributions        (515,379)                (484,665)
                                       (78,560)                (306,116)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039               46,201,039
 Cumulative net income               7,071,237                6,564,657
 Cumulative cash distributions     (50,507,546)             (47,466,890)
                                     2,764,730                5,298,806

Total partners' capital              2,686,170                4,992,690

   Total liabilities and
    partners' capital             $  2,979,864             $  5,450,716


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                   MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                             Three Months               Six Months
                               June 30,                   June 30,
                            2002      2001           2002        2001
Revenues:
  Rental income          $  432,965 $ 1,747,390 $ 1,088,045 $ 3,878,892
  Interest income            18,510      87,673      77,217     122,414
  Gain on sale
   of equipment             181,657      28,829     258,270      93,778
  Net gain (loss) on
   foreign currency          48,302       2,179      31,318     (66,127)
     Total revenues         681,434   1,866,071   1,454,850   4,028,957


Costs and expenses:
  Depreciation              175,960   1,243,324     451,202   2,963,127
  Interest                    4,575      17,737       9,790      59,950
  Management fees            24,132      90,150      57,065     201,564
  General and
   administrative            88,905      88,444     171,943     181,712
     Total expenses         293,572   1,439,655     690,000   3,406,353

Net income              $   387,862  $  426,416 $   764,850  $  622,604

Net income allocation:
  General Partner       $   181,657  $   28,829 $   258,270  $   93,778
  Limited Partners          206,205     397,587     506,580     528,826
                        $   387,862  $  426,416 $   764,850  $  622,604


Net income per
 weighted average
 Limited Partnership
 Unit                   $      0.41  $     0.78 $      1.00  $      1.04

Number of weighted
 average Limited
 Partnership Units          506,776     506,776     506,776      506,776


                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE
            AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                         Three Months Ended       Six Months Ended
                              June 30,                 June 30,
                          2002       2001          2002       2001

Cash flows from
 operations:
  Cash received from
   rental of
   equipment            $   472,986  $1,752,697  $1,235,528  $3,839,623
  Cash paid for
   operating and
   management expenses     (109,300)   (202,425)   (251,237)   (482,429)
  Interest paid              (4,575)    (17,737)     (9,790)    (59,950)
  Interest received          18,510      87,673      77,217     122,414
   Net cash from
    operations              377,621   1,620,208   1,051,718   3,419,658

Cash flow from investments:
  Short term investment           -      84,067   2,124,290  (3,415,933)
  Sale of equipment         404,881     538,638     577,145   1,302,359
   Net cash from (used
  for) investments          404,881     622,705   2,701,435  (2,113,574)

Cash flows from financing:
  Repayment of notes
   payable                  (37,939)   (696,325)   ( 75,236) (1,796,033)
  Payment of cash
   distributions         (1,535,685) (1,279,735) (3,071,370) (2,559,472)
    Net cash used
      for financing      (1,573,624) (1,976,060) (3,146,606) (4,355,505)

Net change in cash and
  cash equivalents         (791,122)    266,853     606,547  (3,049,421)
Cash and cash equivalents
  at beginning of period  3,396,702     172,336   1,999,033   3,488,610
Cash and cash equivalents
  at end of period       $2,605,580   $ 439,189  $2,605,580   $ 439,189


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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of June 30, 2002 and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and June 30, 2001.

CSA INCOME FUND IV LIMITED PARTNERSHIP
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental income was $432,965 and $1,747,390 and net income was $387,862 and $426,416 for the quarters ended June 30, 2002 and 2001, respectively.
For the six months ended June 30, 2002 and 2001, Rental income was $1,088,045 and $3,878,892, and net income was $764,850 and $622,604. The decrease in net income for the quarter ended June 30, 2002 was primarily due to lease expirations as the partnership approaches wind-up. The increase in net income for the six months ended June 30, 2002 was primarily due to lower depreciation expense recorded of $471,202 as compared to $2,963,127 for the same period in 2001. The depreciation expense is significantly lower in 2002 primarily due to a majority of the remaining leases in the Partnership's portfolio being nearly or fully depreciated.

The Partnership generated $782,502 in cash flow from operations and from the sale of equipment during the three months ended June 30, 2002. The Partnership utilized these funds and cash on hand to reduce outstanding notes payable by $37,939 and made cash distributions to the partners of $1,535,685.

The Partnership paid distributions of $1.00 per Limited Partnership unit on the April 15th, May 15th, and June 14th 2002.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 88% to 110% of their initial investment, depending on when the Limited Partners entered the Partnership. The objective of the Partnership is to return the Limited Partner's investment through current distributions and provide a return on this investment by continued distributions.

As noted previously, the General Partner of CSA Income Fund IV Limited Partnership is in the process of completing the wind-up of the Partnership. In finalizing the sale of the remaining Partnership assets certain Partnership aircraft engines, are requiring additional General Partner effort in order to maximize the value of these assets to the Limited Partners. As soon as the remarketing of these Partnership assets has been completed, the Partnership will make a Final Distribution to the Limited Partners.

In accordance with the Partnership Agreement, pursuant to section 8.3 (c), accounting profits from the sale of equipment that are generated as part of the Partnership's wind-up shall be allocated to each partner, first in the amount equal to the negative balance in the capital account of such partner; and secondly, 99% to the Limited Partners and 1% to the General Partner. Therefore, certain gains on the disposition of partnership assets were allocated during the first two quarters of 2002 and 2001 to the General Partner to reduce its Capital Account negative balance.

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

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the second quarter of 2002.


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



                         CSA Income Fund IV Limited
                          Partnership (Registrant)
                         By its General Partner,
                          CSA Lease Funds, Inc.






Date
                                          J. Frank Keohane
                                          President
                                          Principal Executive Officer





Date:
                                          Richard P. Timmons
                                          Corporate Controller
                                          Principal Accounting and
                                          Finance Officer






Form 10-Q page 7