Form 10-Q
period 2002-09-30
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2002-11-18
CIK 858801

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2002

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

                            Yes:   X     No:

                         ITEM 1. - FINANCIAL INFORMATION

                      CSA INCOME FUND IV LIMITED PARTNERSHIP
                      STATEMENTS OF FINANCIAL POSITION AS OF

                                  (Unaudited)
                                 September 30,               December 31,
                                      2002                      2001
Assets

Cash and cash equivalents         $  1,445,781             $  1,999,033
Short term investment                        -                2,124,290
Rentals receivable                       1,458                  195,805
Remarketing receivable                   1,451                        -
Accounts receivable - affiliates        41,527                    3,950

Rental equipment, at cost           11,059,729               18,678,320
Less accumulated depreciation      (10,834,244)             (17,550,682)
  Net rental equipment                 225,485                1,127,638

   Total assets                   $  1,715,702             $  5,450,716

Liabilities and partners' capital

Accrued management fees           $     14,217             $     36,250
Accounts payable                        18,120                   16,000
Deferred income                         25,374                   88,784
Notes payable                          203,164                  316,992

   Total liabilities                   260,875                  458,026

Partners' capital:
General Partner:
 Capital contribution                    1,000                    1,000
 Cumulative net income                 517,185                  177,549
 Cumulative cash distributions        (530,736)                (484,665)
                                       (12,551)                (306,116)
Limited Partners (506,776 units):
 Capital contributions,
  net of offering costs             46,201,039               46,201,039
 Cumulative net income               7,294,213                6,564,657
 Cumulative cash distributions     (52,027,874)             (47,466,890)
                                     1,467,378                5,298,806

Total partners' capital              1,454,827                4,992,690
   Total liabilities and
    partners' capital             $  1,715,702             $  5,450,716


                     CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE
                   MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

                             Three Months               Nine Months
                             September 30,              September 30,
                           2002          2001          2002        2001
Revenues:
  Rental income        $   389,766  $ 1,654,356   $ 1,477,811  $5,533,248
   Interest income          11,479       66,272        88,696     188,686
   Gain on sale
    of equipment            81,366       25,123       339,636     118,901
   Net gain (loss) on
    foreign currency        86,172       (3,832)      117,490     (69,959)
     Total revenues        568,783    1,741,919     2,023,633   5,770,876


Costs and expenses:
  Depreciation             159,019    1,309,727       610,221   4,272,854
  Interest                   3,921        8,563        13,711      68,513
  Management fees           19,488       84,499        76,553     286,063
  General and
   administrative           82,013       84,167       253,956     265,879
     Total expenses        264,441    1,486,956       954,441   4,893,309

Net income              $  304,342  $   254,963    $1,069,192   $ 877,567

Net income allocation:
  General Partner       $   81,366  $    25,123    $  339,636  $  118,901
  Limited Partners         222,976      229,840       729,556     758,666
                        $  304,342  $   254,963    $1,069,192  $  877,567


Net income per
 weighted average
 Limited Partnership
 Unit                   $     0.44  $      0.46     $    1.44  $     1.50

Number of weighted
 average Limited
 Partnership Units         506,776      506,776       506,776      506,776


                  CSA INCOME FUND IV LIMITED PARTNERSHIP
            STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
          AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

                            Three Months Ended        Nine Months Ended
                               September 30,           September 30,
                              2002       2001         2002       2001
Cash flows from
 operations:
  Cash received from
   rental of equipment     $  453,133  $ 1,717,213  $ 1,688,661   $5,556,836
  Cash paid for
   operating and
   management expenses        (99,185)    (165,505)    (350,422)    (647,934)
  Interest paid                (3,921)      (8,563)     (13,711)     (68,513)
  Interest received            11,479       66,272       88,696      188,686
   Net cash from
    operations                361,506    1,609,417    1,413,224    5,029,075

Cash flow from investments:
  Short term investment             -      655,149    2,124,290  (2,760,784)
  Sale of equipment            52,972      297,065      630,117    1,599,424
   Net cash from (used for)
    investments                52,972      952,214    2,754,407  (1,161,360)

Cash flows from financing:
  Repayment of notes
   payable                    (38,592)    (131,429)    (113,828)  (1,927,462)
  Payment of cash
   distributions           (1,535,685)  (1,279,735)  (4,607,055)  (3,839,207)
    Net cash used
     for  financing        (1,574,277)  (1,411,164)  (4,720,883)  (5,766,669)

Net change in cash and
  cash equivalents         (1,159,799)    1,150,467    (553,252)  (1,898,954)
Cash and cash equivalents
  at beginning of
   period                   2,605,580      439,189    1,999,033    3,488,610
Cash and cash
  equivalents
     at end of period      $1,445,781   $1,589,656   $1,445,781   $1,589,656

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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of CSA Income Fund IV Limited Partnership as of September 30, 2002 and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and September 30, 2001.

CSA INCOME FUND IV LIMITED PARTNERSHIP
FORM 10-Q
ITEM 2. - GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Rental Income was $389,766 and $1,654,356 and Net Income was
$304,342 and $254,963 for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, Rental Income was $1,477,811 and $5,533,248, and Net Income was $1,069,192 and $877,567, respectively. The decrease in Rental Income was due to lease expirations as the partnership approaches wind-up. The increase in Net Income was primarily due to decreases in interest and management fee expense on equipment leases that have expired, as well as, decreased depreciation expense on leases that have been extended or are paying on a month to month basis. The Partnership also recorded a gain on foreign currency of $86,172 in the third quarter of 2002 as compared to a loss of 3,832 in the prior year.

During the three months ended September 30, 2002, the Partnership generated $414,478 in cash flow from operations and from the sale of equipment. The Partnership utilized cash to reduce outstanding notes payable by $38,592 and make cash distributions to the partners of $1,535,685.

The Partnership paid distributions of $1.00 per Limited Partnership unit on July 15th, August 15th, and September 13th, 2002.

The General Partner will now complete the wind-up of the Partnership with a final distribution on December 13th 2002. The December final distribution will be approximately $9.00-$10.00 per unit.

The Limited Partners will receive their final Partnership K-1 package in early March 2003.

In accordance with the Partnership Agreement, pursuant to section 8.3
(c), accounting profits from the sale of equipment that are generated as part of the Partnership's wind-up shall be allocated to each partner, first in the amount equal to the negative balance in the capital account of such partner; and secondly, 99% to the Limited Partners and 1% to the General Partner. Therefore, certain gains on the disposition of partnership assets were allocated during the first three quarters of 2002 and 2001 to the General Partner to reduce its Capital Account negative balance.

CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 FORM 10-Q


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable


Item 4. CONTROLS AND PROCEDURES

The General Partner has evaluated the Partnership's disclosure controls and procedures. Based on that evaluation, it was determined that the Partnership's disclosure controls and procedures are effective in ensuring information required to be disclosed by the Partnership in its Exchange Act Reports is accumulated and communicated to the Partnership's management as appropriate to allow timely decisions regarding required disclosure.

The General Partner has also evaluated the Partnership's internal control structure. Based on that evaluation, it was determined that there were no significant changes in the Partnership's internal controls or in other factors that could affect these controls subsequent to the date of the evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

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

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule.

     (b)Reports on Form 8-K - No reports have been filed on Form 8-K during the third quarter of 2002.


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