Form 10-K
period 2002-12-31
CSA INCOME FUND IV LIMITED PARTNERSHIP
filed 2003-03-26
CIK 858801

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      Commission file number 33-32744
December 31, 2002

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

                                              Number of Units
    Title of Each Class                       at December 31, 2002
Units of Limited Partnership                      506,776
Interest:  $100 per unit

                  DOCUMENTS INCORPORATED BY REFERENCE
           Portions of Part IV are incorporated by reference
             to Amendment No. 1 to Form S-1 and Form S-1,
                    Registration No. 33-32744

The exhibit index is located on pages 18 and 19.

                              Part I

Item 1.  Business

CSA Income Fund IV Limited Partnership (the "Partnership") was a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership was composed of CSA Lease Funds, Inc. (an affiliate of CSA Financial Corp.), the sole General Partner, and as of December 31, 2002, 2,682 Limited Partners owning 506,776 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners aggregated $50,677,600. The Partnership was formed on December 21, 1989 and commenced operations on April 18, 1990.

The General Partner of CSA Income Fund IV Limited Partnership completed the wind-up of the Partnership during 2002, including a final distribution on December 13, 2002. A Certificate of Cancellation was filed with the Commonwealth of Massachusetts on January 29, 2003. This Certificate notified the Commonwealth that CSA Income Fund IV Limited Partnership was dissolved effective November 30, 2002.

The Partnership was organized to engage in the business of acquiring income-producing equipment for investment. The Partnership's principal objectives were:

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

Selection of the equipment for purchase and lease was based principally on the General Partner's evaluation of the usefulness of the equipment in commercial or industrial applications and its estimate of the potential demand for the equipment at the end of the initial lease term.

The Partnership's equipment may have included:

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

The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers, dealers and financial institutions, including commercial banks and insurance companies. Many competitors were larger than the Partnership and had access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.

As of December 31, 2002, the Partnership had completed its wind-up and all of the equipment in the Partnership's portfolio had been sold. The lessees representing 10% of total revenues during 2002 were as follows:

    America West Airlines, Inc.                       50%
    Citibank, N.A.                                    13%

The Partnership's acquisition and leasing of equipment is described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

Item 2.  Properties

The Partnership neither owned nor leased office space or equipment for the purpose of managing its day-to-day affairs. The General Partner, CSA Lease Funds, Inc. ("CLF"), had exclusive control over all aspects of the business of the Partnership, including provision of any necessary office space. As such, CLF was compensated through Management fees and reimbursement of General and Administrative costs related to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner, however, was any of the following: (1) Expenditures for rent or utilities; and (2) Certain other administrative items.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

                                   PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

a. The Partnership's limited partnership interests were not publicly traded. There was no active market for the Partnership's limited partnership interests.


b. Approximate Number of Equity Security Holders:

               Title of Class               Number of Limited Partners
Units of Limited Partnership Interests          as of 12/31/02

              506,776                            2,682


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

                        Years Ended December 31,
                  (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                    2002          2001           2000        1999        1998
Total
Revenues          $ 6,808       $ 6,323        $10,808     $15,329     $16,987

Net Income          5,588           578          1,049       1,250       2,671

Net Income
 per Limited
 Partnership
 Unit               10.21          0.91           2.05         2.44       5.22

Total Assets            0         5,451         12,266       21,620     30,692

Notes Payable           0           317          2,285        8,186     15,204


Cash Distribution
 per Limited
 Partnership Unit
 Outstanding        $20.67        $10.33         $8.83       $ 6.33     $ 6.00


Item 7. General Partner's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
Rental income for the years ended December 31, 2002, 2001 and 2000 was $1,967,420, $6,501,299, and $9,902,211, respectively. Net income for the years ended December 31, 2002, 2001 and 2000 was $5,588,214, $578,076, and
$1,048,500, respectively. The decrease in rental income is primarily due to lease expirations anticipated as the partnership completed the wind-up. Net income was positively impacted by the sale of two (2) airplane engines from one of the last major leases remaining in the portfolio that generated a gain of approximately 3.9 million. Overall, the sale of equipment during 2002 resulted in a gain of $4,612,626, as compared to a loss of ($347,139) for year ended 2001, and a gain of $711,614, for the year ended 2000. Depreciation expense for 2002, 2001 and 2000 was $744,196, $4,975,058, and
$8,056,432,respectively.

Interest income for 2002, 2001 and 2000 was $101,702, $239,047, and $209,433,
respectively. Interest expense was $15,375, $74,425, and $460,138 for the years ended December 31, 2002, 2001, and 2000, respectively.

Liquidity and Capital Resources

During 2002, the Partnership generated $1,778,505 in cash flow from Operations, received $2,124,290 in proceeds from short term investments and $4,996,068 cash flow from the sale of equipment. The Partnership utilized these funds along with cash on hand to reduce outstanding notes payable by $316,992 and make cash distributions of $10,580,904 to the Partners.

The General Partner of CSA Income Fund IV Limited Partnership completed the wind-up of the Partnership during the fourth quarter of 2002. The Partnership paid a final distribution to the limited Partners of $9.67 per unit on December 13, 2002.

Including the final distribution, the Partnership has made cash distributions to the Limited Partners ranging from 102% to 124% of their initial investment, depending on when the Limited Partner entered the Partnership.

Quarterly Financial Data - unaudited

Summarized unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are as follows:

2002 Quarter Ended:      12/31         9/30        6/30         3/31
Total Revenues       $4,784,172    $  568,783   $  681,434   $  773,416
Net Income            4,519,022       304,342      387,862      376,988
Net Income
  Per Limited
  Partnership Unit
  Outstanding              8.77           .44          .41          .59
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding             11.67          3.00         3.00         3.00


2001 Quarter Ended:      12/31        9/30        6/30         3/31
Total Revenues       $  552,407   $1,741,919   $1,866,071   $2,162,886
Net Income             (299,491)     254,963      426,416      196,188
Net Income
  Per Limited
  Partnership Unit
  Outstanding             ( .59)         .46          .78          .26
Cash Distributions
  Per Limited
  Partnership Unit
  Outstanding              2.83         2.50         2.50         2.50

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements


                       CSA Income Fund IV Limited Partnership

                          Index to Financial Statements


                                                          Page
                                                          Number
Independent Auditors' Report                                8

Statements of Financial Position
as of December 31, 2002 and 2001                            9

Statements for the Years Ended
December 31, 2002, 2001 and 2000:


   Operations                                               10

   Cash Flows                                               11

   Changes in Partners' Capital (Deficit)                   12


Notes to Financial Statements                               13


              INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund IV Limited Partnership


We have audited the accompanying statements of financial position of CSA Income Fund IV Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, cash flows, and changes in partners' capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 of the financial statements, the General Partner completed the wind up of the Partnership, with a final distribution on December 13, 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund IV Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.




Sullivan Bille, P.C.



Boston, Massachusetts
March 4, 2003

                       CSA INCOME FUND IV LIMITED PARTNERSHIP
                       Statements of Financial Position as of
                              December 31, 2002 and 2001

                                           2002            2001
Asset
Cash and cash equivalents              $        0       $1,999,033
Short term investment                           0        2,124,290
Rentals receivable                              0          195,805
Accounts receivable-affiliates                  0            3,950

Rental equipment, at cost                       0       18,678,320
   Less accumulated depreciation                0      (17,550,682)

         Net rental equipment                   0        1,127,638


Total assets                          $         0      $ 5,450,716

Liabilities and Partners' Capital
Accrued management fees               $         0      $    36,250
Accounts payable                                0           16,000
Deferred income                                 0           88,784
Notes payable                                   0          316,992

         Total liabilities                      0          458,026

Partners' capital:
  General Partner:
   Capital contribution                     1,000            1,000
   Cumulative net income                  589,509          177,549
   Cumulative cash distributions         (590,509)        (484,665)
                                                0         (306,116)
  Limited Partners (506,776 units):
   Capital contributions net of
    offering costs                     46,201,039       46,201,039
   Cumulative net income               11,740,911        6,564,657
   Cumulative cash distributions      (57,941,950)     (47,466,890)
                                                0        5,298,806

         Total partners' capital                0        4,992,690

Total liabilities and
     partners' capital                $         0      $ 5,450,716


        See accompanying notes to financial statements.


                      CSA INCOME FUND IV LIMITED PARTNERSHIP

                             Statements of Operations
                for the years ended December 31, 2002, 2001 and 2000

<captioin>
                                2002                2001            2000
Revenue:
  Rental income            $ 1,967,420         $  6,501,299     $ 9,902,211
  Interest income              101,702              239,047         209,433
  Gain (loss) on sale of
   equipment                 4,612,626             (347,139)        711,614
  Net gain (loss) on foreign
   currency                    126,057              (69,924)        (14,820)
     Total revenue           6,807,805            6,323,283      10,808,438


Expenses:
  Depreciation                 744,196            4,975,058       8,056,432
  Interest                      15,375               74,425         460,138
  Management fees              101,033              336,246         791,670
  General and
   administrative              358,987              359,478         451,698

     Total expenses          1,219,591            5,745,207       9,759,938

  Net income                $5,588,214          $   578,076     $ 1,048,500

Income allocation:
   General Partner          $  411,960          $   115,906     $    10,485
   Limited Partners          5,176,254              462,170       1,038,015


                            $5,588,214           $  578,076     $ 1,048,500

Net income per
   Limited Partnership
      Unit                 $     10.21          $      0.91     $      2.05

Number of
Limited Partnership
units outstanding              506,776              506,776         506,776


               See accompanying notes to financial statements.

                     CSA INCOME FUND IV LIMITED PARTNERSHIP
                         Statements of Cash Flows for the
                  years ended December 31, 2002, 2001 and 2000

                                       2002           2001           2000
Cash flows from operations:
 Cash received from rental
  of equipment                   $ 2,204,448     $ 6,419,178    $10,199,943
 Cash paid for operating and
  management expenses               (512,270)       (792,895)   ( 1,200,678)
 Interest paid                       (15,375)        (74,425)      (471,700)
 Interest received                   101,702         239,047        209,433

   Net cash from operations        1,778,505       5,790,905      8,736,998


Cash flows from investments:
 Short term investment                     -      (3,800,667)             -
 Proceeds on Short term
   Investment                      2,124,290       1,676,377              -
 Purchase of equipment                     -               -     (1,142,310)
 Sale of equipment                 4,996,068       2,100,966      2,637,214

   Net cash provided by
     (used for) investments        7,120,358         (23,324)     1,494,904


Cash flows from financing:
 Proceeds from notes payable               -               -        485,038
 Repayment of notes payable         (316,992)     (1,967,579)    (6,386,008)
 Payment of cash
  distributions                  (10,580,904)     (5,289,579)    (4,521,730)

   Net cash used for
     financing                   (10,897,896)    ( 7,257,158)   (10,422,700)

Net change in cash and
  cash equivalents                (1,999,033)     (1,489,577)      (190,798)


Cash and cash equivalents
  at beginning of year             1,999,033       3,488,610      3,679,408


Cash and cash equivalents
  at end of year                  $        0      $1,999,033     $3,488,610


          See accompanying notes to financial statements.


                    CSA INCOME FUND IV LIMITED PARTNERSHIP

            Statement of Changes in Partners' Capital (Deficit)

              For years ended December 31, 2002, 2001, and 2000

                                Limited        General
                                Partners       Partner        Total
Balance at December 31, 1999   $13,511,819   $ (334,396)   $13,177,423

Net Income                       1,038,015       10,485      1,048,500

Cash Distributions              (4,476,515)     (45,215)    (4,521,730)

Balance at December 31, 2000    10,073,319     (369,126)     9,704,193

Net Income                         462,170      115,906        578,076

Cash distributions              (5,236,683)     (52,896)    (5,289,579)

Balance at December 31, 2001     5,298,806     (306,116)     4,992,690

Net Income                       5,176,254      411,960      5,588,214

Cash distributions             (10,475,060)    (105,844)   (10,580,904)

Balance at December 31, 2002   $         0   $        0    $         0

             See accompanying notes to financial statements


                         CSA INCOME FUND IV LIMITED PARTNERSHIP
                             Notes to Financial Statements
                                 December 31, 2002
(1)  Organization

CSA Income Fund IV Limited Partnership ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on December 21, 1989 with an initial investment of $1,000, from its sole General Partner, CSA Lease Funds, Inc. and the purchase of 10 Limited Partnership Units at $100 each by an initial Limited Partner. The Partnership's primary activity was to invest in equipment to be leased to third parties. On February 22, 1990, the Partnership began its offering of Limited Partnership Units. The Partnership commenced operations on April 18, 1990. A Certificate of Cancellation was filed with the Commonwealth of Massachusetts on January 29, 2003. The Certificate notified the Commonwealth that the CSA Income Fund IV Limited Partnership was dissolved effective November 30, 2002.

The General Partner of CSA Income Fund IV Limited Partnership completed the wind-up of the Partnership during the fourth quarter of 2002. The Partnership paid a final distribution to the Limited Partners of $9.67 per unit on December 13, 2002.

Distributable cash from operations, sales or refinancing and profits or losses for federal income tax purposes was allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and thereafter, 85% and 15% respectively. As provided by the Partnership Agreement, pursuant to Section 8.3 (c), accounting profits from the sale of equipment as part of the wind-up of the Partnership are allocated to each partner first in an amount equal to the negative balance in the Capital Account of each partner. During the years 2002 and 2001, certain of these gains were allocated for accounting purposes to the General Partner to reduce its Capital Account negative balance.

In accordance with the Partnership Agreement, the Partnership was liable to the General Partner (or its affiliates) for management fees calculated at 5% of gross rental revenues and to certain reimbursable operating expenses subject to limitations stated in the Partnership Agreement. During 1994, the Limited Partners approved an Amendment to the Partnership Agreement allowing for the payment of Management Fees based on gross rental revenues on Sales Agency leases.

(2)  Significant Accounting Policies

The Partnership records are maintained on the accrual basis of accounting.

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducted a review of the residual value of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. In connection with this review , there were no residual value depreciation adjustments in 2002, 2001 or 2000.

Deferred income represented prepaid rentals received for active leases that were recognized when earned.

No provision for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partners' individual taxable income or loss as reported on form K-1. Partnership taxable income in 2002, 2001 and 2000 was $4,917,924, $1,472,230, and $2,102,735,
respectively. The differences between Partnership taxable income and book income are primarily due to the difference between tax and book depreciation methods and the related differences in the gain or loss on sales of equipment.

     CSA INCOME FUND IV LIMITED PARTNERSHIP
                           Notes to Financial Statements

The Partnership considers investments with original maturities of three months or less to be cash equivalents.

Short-term Investment during 2001 and 2002 represents an interest, as an interim lender, in an investment secured by an equipment lease obligation reported at fair and actual value.

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

(3)  Rental Equipment

The Partnership purchased equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership was equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost. In accordance with Section 6.4 (b) of the Partnership Agreement, the total of all acquisition fees paid to the General Partner shall not exceed 15% of the total Capital Contributions received by the Partnership. This lifetime acquisition fee limit was met during 1996 and the General Partner was no longer paid acquisition fees on any new Partnership equipment acquisitions. Also, in accordance with Sections 8.1 and 8.2 of the Partnership Agreement, during the year 2000, the Partnership reached it's expiration period for new equipment acquisitions which led to the announced wind-up process.

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                   Beginning                     Equipment Ending
                   Balance        Additions      Sold      Balance
Costs for years ended:

December 31, 2000  $52,073,878   $ 1,142,310  $14,222,790  $38,993,398

December 31, 2001  $38,993,398   $         -  $20,315,078  $18,678,320

December 31, 2002  $18,678,320   $         -  $18,678,320  $         -


Beginning                      Equipment    Ending
Balance       Depreciation     Sold         Balance
Accumulated depreciation
for years ended:

December 31, 2000  $34,683,355   $ 8,056,432  $11,719,152  $31,020,635

December 31, 2001  $31,020,635   $ 4,975,058  $18,445,011  $17,550,682

December 31, 2002  $17,550,682   $   744,196  $18,294,878  $         -


                            CSA INCOME FUND IV LIMITED PARTNERSHIP
                                 Notes to Financial Statements

(4)  Leases

As of December 31, 2002, there were no remaining leases in the Partnership's portfolio since all the equipment had been sold as part of the wind-up of the Partnership. As of December 31, 2001, substantially all of the Partnership's equipment was leased under 54 separate leases to 35 lessees. Approximately 11% of the Partnership's equipment portfolio (based on cost) had been leased outside the United States at that date. Two leases represented approximately 63% (50% and 13%, respectively) of the Partnership's Revenue in 2002 as compared to four lessees representing approximately 63% (21%, 17%, 14% and 11%, respectively) in 2001 and three lessees representing 57% (33%, 12% and 12%, respectively) in 2000.

(5) Short Term Investment

During the year ended December 31, 2001, the Partnership purchased an interest, as an interim lender, in a short-term investment secured by an equipment lease obligation yielding 7.75% interest. The Partnership's portion of the short-term loan participation had been reduced from an initial investment of $3,800,667 to $2,124,290 as of December 31, 2001, and was repaid in full during the quarter ended March 31, 2002.

(6)  Notes Payable

Notes payable at December 31, 2001, consisted of three (3) nonrecourse notes due in monthly installments, with an interest rate of 6.85% per annum. Such notes were collateralized by equipment with a cost of $1,299,122 and were repaid in full during the year ended December 31, 2002. There were no other notes payable outstanding during 2002.


(7)  Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash, Cash Equivalents and Short-term Investment
The carrying amount of cash, cash equivalents and short-term investment approximated their fair value due to their short maturity.

Notes Payable
The fair value of the Partnership's notes payable is based on the market price for the same or similar debt issues or on the current rates offered to the Partnership for debt with the same remaining maturity. The carrying amount of notes payable approximated fair value.

                         CSA INCOME FUND IV LIMITED PARTNERSHIP
                               Notes to Financial Statements


(8)  Related Party Transactions

Fees and other expenses paid or accrued to be paid by the Partnership to the General Partner or affiliates of the General Partner for 2002, 2001 and 2000 are as follows:

                               2002               2001             2000
Management fees             $ 101,033        $   336,246       $  791,670
Reimbursable operating
  expenses                    220,000            250,336          251,203
                            $ 321,033        $   586,582       $1,042,873

In order to complete the Partnership wind-up, an affiliate of the General Partner, Computer Systems of America, acquired the Partnership's remaining equipment portfolio having current fair market value of $397,910 for $335,910 in cash and assumed responsibility for payment of remaining Partnership expenses of $62,000.

During the life of the Partnership, an affiliate of the General Partner, CSA Financial Corporation ("CSA") had acquired 6,670 units of the Partnership from Partners who had a need to liquidate their interests. CSA, when approached, first informed the Limited Partner to consult their Financial Advisor, since it may be more financially prudent to hold on to the units until wind-up was completed. Then, if the Limited Partner still wanted to sell their units, CSA offered to purchase the units at slightly higher than other prevailing third party offers.


(9)  Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for 2002, 2001 and 2000 is as follows:

                                  2002            2001               2000
Net Income                    $5,588,214       $   578,076      $ 1,048,500
(Gain)loss on
  sale of equipment           (4,612,626)          347,139         (711,614)
Depreciation                     744,196         4,975,058        8,056,432
Decrease in
 receivables                     199,755            26,976          323,103
Increase (decrease)
 in payables and
 deferred income                (141,034)         (136,344)          20,577
Net cash from operations      $1,778,505       $ 5,790,905      $ 8,736,998


(10)  Net Gain/(Loss) on Foreign Currency Transactions

Net gain/loss from foreign currency transactions resulted from exchange gains and losses on foreign bank account balances translated into US dollars at then prevailing exchange rates.


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


     Name            Age        Title(s)            Elected

J. Frank Keohane      66   Director & President     04/01/88
Richard P. Timmons    48   Controller               03/01/95
Trevor A. Keohane     36   Director                 05/28/93
Gerald J. Porro       55   Clerk                    02/01/01

Term of Office:  Until a successor is elected.


Item 11.  Executive Compensation

(a), (b), (c), (d) and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from resignation, retirement or any other termination. See Note 8 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General
Partner and its affiliates.


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

No person or group was known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units prior to the wind-up of the Partnership during December 2002.

Item 13.  Certain Relationships and Related Transactions

None


Item 14.  Controls and Procedures

The General Partner has evaluated the Partnership's disclosure controls and procedures. Based on that evaluation, it was determined that the Partnership's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Partnership in its Exchange Act Reports was accumulated and communicated to the Partnership's management as appropriate to allow timely decisions regarding required disclosures.

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


                                   PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

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



2.1          Certificate of Cancellation effective   page 21
November 30, 2002

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


 (b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 2002.

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

                                 By its General Partner,
                                 CSA Lease Funds, Inc.



Date:
                                 J. Frank Keohane
                                 President & Director
                                 Principal Executive Officer




Date:
                                 Richard P. Timmons
                                 Corporate Controller
                                 Principal Accounting and
                                 Finance Officer

                                CERTIFICATE OF CANCELLATION
                       FOR CSA INCOME FUND IV LIMITED PARTNERSHIP

      Name of Limited Partnership

The name of the Limited Partnership is CSA Income Fund IV Limited Partnership (the "Partnership").


      Date of filing of the Certificate of Limited Partnership

The date of filing for the Partnership's Certificate of Limited Partnership is December 21, 1989.

      Reason for filing the Certificate of Cancellation

The reason for filing this Certificate of Cancellation is the dissolution of the partnership effective on November 30, 2002.

      Effective Date

The effective date of this Certificate of Cancellation shall be November 30, 2002.


IN WITNESS OF WHEREOF, the undersigned, General Partner of the Partnership, Has caused this Certificate of Cancellation to be duly executed this January 30, 2003.



J Frank Keohane,
President, CSA Lease Funds, Inc.
General Partner